Form 10-Q
period 1996-03-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 1996-05-15
CIK 874320

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[x ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the period ended                           March 31, 1996


[  ]        Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

For the transition period from                         to

Commission File Number                          33-40044

                  ICON Cash Flow Partners, L.P., Series D

            (Exact name of registrant as specified in its charter)


      Delaware                                        13-3602979
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification Number)


         600 Mamaroneck Avenue, Harrison, New York  10528-1632

  (Address of principal executive offices)                         (Zip code)


                              (914) 698-0600
              Registrant's telephone number, including area code



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            [ x] Yes     [
] No

                    ICON Cash Flow Partners, L.P., Series D
                       (A Delaware Limited Partnership)


                        PART I - FINANCIAL INFORMATION



      The following consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1995 Annual Report on Form 10-K.


                    ICON Cash Flow Partners, L.P., Series D
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations
      The Partnerships portfolio consisted of a net investment in finance leases, leveraged leases, financings and operating leases representing 64%, 28%, 8% and 0% of total investments at March 31, 1996, respectively, and 49%, 44%, 7% and 0% of total investments at March 31, 1995, respectively.

      For the three months ended March 31, 1996 and 1995, the Partnership leased or financed equipment with initial costs of $6,826,715 and $3,140,540, respectively, to 60 and 29 lessees or equipment users, respectively. The weighted average initial transaction term for each year was 33 and 39 months, respectively.

Results of Operations for the Three Months Ended March 31, 1996 and
1995

      Revenues for the three months ended March 31, 1996 were $1,122,510, representing an increase of $21,653 or 2% from 1995.
The increase in revenues resulted primarily from an increase in finance income of $265,636 or 80% from 1995. This increase was partially offset by a decrease in net gain on sales or remarketing of equipment of $211,431 or 64%, a decrease in income from leveraged leases of $32,306 or 8% and a decrease in interest income and other of $246 or 1%. Finance income increased due to an increase in the average size of the portfolio from 1995 to 1996.
The decrease in net gain on sales or remarketing of equipment was due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Income from leveraged leases decreased due to the decrease in the leveraged lease portfolio from 1995 to 1996.
Interest income and other remained relatively constant from 1995 to 1996.

      Expenses for the three months ended March 31, 1996 were $807,721, representing an increase of $297,541 or 58% from 1995.
The increase in expenses resulted primarily from an increase in interest expense of $312,902, an increase in amortization of initial direct costs of $68,611 or 71%, an increase in management fees of $40,771 or 40% and an increase in administrative expense reimbursements of $12,865 or 29% from 1995. These increases were partially offset by a decrease in provision for bad debts of $100,000 or 100% and a decrease in general and administrative expense of $37,608 or 45%. The increase in interest expense resulted from an increase in the average debt outstanding from 1995 to 1996. Amortization of initial direct costs, management fees and administrative expense reimbursements increased due to an increase in the average size of the portfolio from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that no provision for bad debts was required for the three months ended March 31, 1996.

                    ICON Cash Flow Partners, L.P., Series D
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      Net income for the three months ended March 31, 1996 and 1995 was $314,789 and $590,677, respectively. The net income per weighted average limited partnership unit was $.78 and $1.46 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnerships primary sources of funds for the three months ended March 31, 1996 and 1995 were net cash provided by operations of $791,846 and $307,084, respectively, proceeds from sales of equipment of $260,317 and $1,001,391, respectively, and a borrowing of $1,000,000 from a revolving line of credit in 1996.
These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

      Cash distributions to the limited partners for the three months ended March 31, 1996 and 1995, which were paid monthly, totaled $1,397,229 and $1,397,324, respectively, of which $311,641 and $584,770 was investment income and $1,085,588 and $812,554 was a return of capital, respectively. The monthly annualized cash distribution rate for the three months ended March 31, 1996 was 14.00%, of which 3.12% and 5.86% was investment income and 10.88% and 8.14% was a return of capital, respectively, calculated as a percentage of each limited partners initial capital contribution.
The limited partner distribution per weighted average unit outstanding was $3.50, of which $.78 and $1.46 was investment income and $2.72 and $2.04 was a return of capital, respectively.

      The Partnership entered into a three year revolving credit agreement (the Facility) in October 1992, which was amended in March 1996. The maximum amount available under the Facility is $5,000,000, and at March 31, 1996, the Partnership had $1,821,568
available for borrowing under the Facility, of which $1,000,000 was outstanding.

      As of March 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

      On April 23, 1996, the Partnership sold its beneficial interest in a trust which owned towboats and barges that are reflected as the Partnerships investment in leveraged leases. The sale price was $13,686,933, which resulted in a net gain of $1,891,802 after paying expenses related to the sale and $230,773 relating to a residual sharing agreement.

                    ICON Cash Flow Partners, L.P., Series D
                       (A Delaware Limited Partnership)

                          Consolidated Balance Sheets

                                  (unaudited)

                                                 March 31,     December 31,
                                                   1996           1995
       Assets

Cash                                           $    799,526   $   3,751,899

Investment in finance leases
  Minimum rents receivable                       24,232,200      21,479,681
  Estimated unguaranteed residual values                      6,100,964
5,016,355
  Initial direct costs                              756,611         693,692
  Unearned income                                (3,879,309)     (3,297,674)
  Allowance for doubtful accounts                  (758,052)       (766,111)
                                                 26,452,414      23,125,943

Net investment in leveraged leases               11,916,015      11,577,913

Investment in financings
  Receivables due in installments                 4,033,092       2,581,130
  Initial direct costs                               99,962          59,537
  Unearned income                                  (712,545)       (401,680)
  Allowance for doubtful accounts                  (230,387)       (202,260)
                                                  3,190,122       2,036,727

Investment in operating leases
  Equipment, at cost                                 14,095          14,095
  Initial direct costs                                   24              24
  Accumulated depreciation                          (12,305)        (12,305)
                                                      1,814           1,814

Other assets                                        208,834          35,437

Total assets                                   $ 42,568,725   $  40,529,733

       Liabilities and Partners' Equity

Note payable - non-recourse - securitized     $   4,628,855    $4,127,476
Notes payable - non-recourse                     18,311,044      13,920,216
Accounts payable to General Partner
  and affiliates, net                               289,349         115,412
Accounts payable - equipment                        519,859       2,539,759
Accounts payable - other                            271,886         286,177
Security deposits and deferred credits              163,929          60,337
                                                 24,184,922      21,049,377

                    ICON Cash Flow Partners, L.P., Series D
                       (A Delaware Limited Partnership)

                    Consolidated Balance Sheets (continued)

                                  (unaudited)


                                                 March 31,     December 31,
                                                   1996           1995

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner                                  (160,770)       (149,805)
  Limited partners (399,208 and 399,233
    units outstanding, $100 per unit
    original issue price in 1996 and
    1995, respectively)                          18,544,573      19,630,161

Total partners' equity                           18,383,803      19,480,356

Total liabilities and partners' equity         $ 42,568,725   $  40,529,733




























See accompanying notes to consolidated financial statements.
                    ICON Cash Flow Partners, L.P., Series D

                       (A Delaware Limited Partnership)

                     Consolidated Statements of Operations

                     For the Three Months Ended March 31,

                                  (unaudited)

                                                  1996             1995
Revenues

 Finance income                              $     599,140    $     333,504
 Income from leveraged leases, net                 369,511          401,817
 Net gain on sales or remarketing
   of equipment                                    119,071          330,502
 Interest income and other                          34,788           35,034

 Total revenues                                  1,122,510        1,100,857

Expenses

 Interest                                          396,577           83,675
 Amortization of initial direct costs                         165,475
96,864
 Management fees - General Partner                 142,090          101,319
 Administrative expense reimbursements
   - General Partner                                57,889           45,024
 General and administrative                         45,690           83,298
 Provision for bad debts                             -              100,000

 Total expenses                                    807,721          510,180

Net income                                   $     314,789    $     590,677

Net income allocable to:
 Limited partners                            $     311,641    $     584,770
 General Partner                                     3,148            5,907

                                             $     314,789    $     590,677

Weighted average number of limited
 partnership units outstanding                     399,233          399,233

Net income per weighted average
 limited partnership unit                    $         .78    $        1.46



See accompanying notes to consolidated financial statements.
                    ICON Cash Flow Partners, L.P., Series D

                       (A Delaware Limited Partnership)

            Consolidated Statements of Changes in Partners' Equity

                For the Three Months Ended March 31, 1996, and
               the Years Ended December 31, 1995, 1994 and 1993

                                  (unaudited)

                    Limited Partner
                     Distributions

                 Return of             Investment     Limited     General
                  Capital                Income      Partners     Partner
Total
                    (Per weighted
                     average unit)

Balance at
 December 31, 1992                             $   30,999,996             $
(35,363)           $30,964,633

Cash distributions
 to partners       $11.29     $2.71   (5,600,000)              (56,564)
(5,656,564)

Net income                             1,086,000       10,970     1,096,970

Balance at
 December 31, 1993                                 26,485,996
(80,957)       26,405,039

Cash distributions
 to partners       $ 9.99     $4.01   (5,596,503)              (56,530)
(5,653,033)

Limited partnership
 units redeemed
 (767 units)                             (39,205)           -
(39,205)

Net income                             1,604,039       16,202     1,620,241

Balance at
 December 31, 1994                                 22,454,327
(121,285)      22,333,042

Cash distributions
 to partners       $ 7.07     $6.93   (5,589,207)              (56,457)
(5,645,664)

Limited partnership
 units redeemed
 (25 units)                                 (764)           -
(764)

Net income                             2,765,805       27,937     2,793,742

Balance at
 December 31, 1995                                 19,630,161
(149,805)      19,480,356

Cash distributions
 to partners       $ 2.72     $ .78   (1,397,229)              (14,113)
(1,411,342)

Net income                               311,641        3,148       314,789

Balance at
 March 31, 1996                      $18,544,573   $ (160,770)            $
18,383,803

See accompanying notes to consolidated financial statements.
                    ICON Cash Flow Partners, L.P., Series D

                       (A Delaware Limited Partnership)

                     Consolidated Statements of Cash Flows

                     For the Three Months Ended March 31,

                                  (unaudited)
                                                      1996          1995

Cash flows from operating activities:
  Net income                                     $    314,789  $     590,677
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Finance income portion of receivables
     paid directly to lenders by lessees             (385,465)
(119,148)
   Amortization of initial direct costs               165,475         96,864
   Net gain on sales or remarketing
     of equipment                                    (119,071)
(330,502)
   Interest expense on non-recourse
     financing paid directly by lessees               298,869         70,664
   Interest expense accrued on
     non-recourse debt                                  4,376         11,813
   Interest expense accrued on non-recourse
     securitized debt                                  44,793          -
   Collection of principal
     - non-financed receivables                       538,119        480,824
   Income from leveraged leases, net                 (369,511)
(401,817)
   Changes in operating assets and liabilities:
     Allowance for doubtful accounts                   20,068         30,559
     Accounts payable to General Partner
       and affiliates, net                            173,937         30,097
     Accounts payable - other                         (14,291)
(139,524)
     Security deposits and deferred credits                    103,592
(206,856)
     Other, net                                        16,166        193,433

       Total adjustments                              477,057       (283,593)

       Net cash provided by
         operating activities                         791,846        307,084

Cash flows from investing activities:
  Proceeds from sales of equipment                    260,317      1,001,391
  Initial direct costs                               (273,069)
(125,622)
  Equipment and receivables purchased              (2,779,092)
(1,233,373)

       Net cash used in
         investing activities                      (2,791,844)
(357,604)

                    ICON Cash Flow Partners, L.P., Series D
                       (A Delaware Limited Partnership)

               Consolidated Statements of Cash Flows (continued)

                     For the Three Months Ended March 31,

                                  (unaudited)

                                                      1996          1995

Cash flows from financing activities:
  Proceeds from revolving line of credit            1,000,000        -
  Principal payments on non-recourse
   securitized debt                                  (541,033)
(407,823)
  Cash distributions to partners                   (1,411,342)
(1,411,438)

       Net cash used in financing activities                   (952,375)
(1,819,261)

Net decrease in cash                               (2,952,373)
(1,869,781)

Cash at beginning of period                         3,751,899      2,925,016

Cash at end of period                            $    799,526  $   1,055,235



























See accompanying notes to consolidated financial statements.
                    ICON Cash Flow Partners, L.P., Series D

                       (A Delaware Limited Partnership)

               Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

  During the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                       1996            1995

Principal and interest on direct finance
 receivables paid directly to lenders by lessees            $   1,639,957  $
652,538
Principal and interest on non-recourse financing
 paid directly by lessees                          (1,639,957)     (652,538)

Non-recourse notes payable assumed
 in purchase price                                  6,074,561     1,376,519
Fair value of equipment and receivables
 purchased for debt and payables                   (6,074,561)   (1,376,519)

Decrease in investment in finance
 leases due to terminations                              -          329,819
Decrease in security deposits
 and deferred credits                                    -         (286,261)
Decrease in notes payable
 - non-recourse due to terminations                      -          (43,558)

                                                   $     -      $    -

     Interest expense of $396,577 and $83,675 for the three months ended March 31, 1996 and 1995 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $348,038 and $82,477, respectively, and other interest of $48,539 and $1,198, respectively.

                    ICON Cash Flow Partners, L.P., Series D
                       (A Delaware Limited Partnership)

                  Notes to Consolidated Financial Statements

                                March 31, 1996

                                  (unaudited)


1. Basis of Presentation

   The consolidated financial statements included herein should be read in conjunction with the Notes to Consolidated Financial
Statements included in the Partnership's 1995 Annual Report on Form
10-K and have been prepared in accordance with the accounting policies stated therein.

2. Security Deposits and Deferred Credits

   Security deposits and deferred credits at March 31, 1996 and December 31, 1995 include $34,476 and $3,010, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

3. Related Party Transactions

   During the three months ended March 31, 1996 and 1995, the Partnership paid or accrued to the General Partner management fees of $142,090 and $101,319, respectively, and administrative expense reimbursements of $57,889 and $45,024, respectively. These fees and reimbursements were charged to operations.

   During the three months ended March 31, 1996 and 1995, the Partnership paid or accrued to the General Partner acquisition fees of $273,069 and $125,622, respectively.

                    ICON Cash Flow Partners, L.P., Series D
                       (A Delaware Limited Partnership)


                                    PART II


Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any Reports or Amendments for the three months ended March 31, 1996.

                    ICON Cash Flow Partners, L.P., Series D
                       (A Delaware Limited Partnership)



                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ICON CASH FLOW PARTNERS, L.P., SERIES
D
                                    File No. 33-40044 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




May 15, 1996                        Charles Duggan

   Date                             Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account
officer of
                                    the General Partner of the
Registrant)