Form 10-Q/A
period 1996-03-31
ICON CASH FLOW PARTNERS LP SERIES D
filed 1996-07-11
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended          March 31, 1996
                     ----------------------------------------------------------

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ________________  to  ________________________

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                 March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, leveraged leases, financings and operating leases representing 64%, 28%, 8% and 0% of total investments at March 31, 1996, respectively, and 49%, 44%, 7% and 0% of total investments at March 31, 1995, respectively.

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

      Expenses for the three months ended March 31, 1996 were $807,721, representing an increase of $297,541 or 58% from 1995. The increase in expenses resulted primarily from an increase in interest expense of $312,902, an increase in amortization of initial direct costs of $68,611 or 71%, an increase in management fees of $40,771 or 40% and an increase in administrative expense reimbursements of $12,865 or 29% from 1995. These increases were partially offset by a decrease in provision for bad debts of $100,000 or 100% and a decrease in general and administrative expense of $37,608 or 45%. The increase in interest expense resulted from an increase in the average debt outstanding from 1995 to 1996. Amortization of initial direct costs, management fees and administrative expense reimbursements increased due to an increase in the average size of the portfolio from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that no provision for bad debts was required for the three months ended March 31, 1996.

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

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 1996 and 1995 were net cash provided by operations of $791,846 and $307,084, respectively, proceeds from sales of equipment of $260,317 and $1,001,391, respectively, and a borrowing of $1,000,000 from a revolving line of credit in 1996. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

      Cash distributions to the limited partners for the three months ended March 31, 1996 and 1995, which were paid monthly, totaled $1,397,229 and $1,397,324, respectively, of which $311,641 and $584,770 was investment income and $1,085,588 and $812,554 was a return of capital, respectively. The monthly annualized cash distribution rate for the three months ended March 31, 1996 was 14.00%, of which 3.12% and 5.86% was investment income and 10.88% and 8.14% was a return of capital, respectively, calculated as a percentage of each limited partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding was $3.50, of which $.78 and $1.46 was investment income and $2.72 and $2.04 was a return of capital, respectively.

      The Partnership entered into a three year revolving credit agreement (the "Facility") in October 1992, which was amended in March 1996. The maximum amount available under the Facility is $5,000,000, and at March 31, 1996, the Partnership had $1,821,568 available for borrowing under the Facility, of which $1,000,000 was outstanding.

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

      On April 23, 1996, the Partnership sold its beneficial interest in a trust which owned towboats and barges that are reflected as the Partnership's investment in leveraged leases. The sale price was $13,686,933, which resulted in a net gain of $1,891,802 after paying expenses related to the sale and $230,773 relating to a residual sharing agreement.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                    March 31,      December 31,
                                                      1996             1995
       Assets

Cash .........................................    $    799,526     $  3,751,899
                                                  ------------     ------------

Investment in finance leases
  Minimum rents receivable ...................      24,232,200       21,479,681
  Estimated unguaranteed residual values .....       6,100,964        5,016,355
  Initial direct costs .......................         756,611          693,692
  Unearned income ............................      (3,879,309)      (3,297,674)
  Allowance for doubtful accounts ............        (758,052)        (766,111)
                                                  ------------     ------------
                                                    26,452,414       23,125,943

Net investment in leveraged leases ...........      11,916,015       11,577,913
                                                  ------------     ------------

Investment in financings
  Receivables due in installments ............       4,033,092        2,581,130
  Initial direct costs .......................          99,962           59,537
  Unearned income ............................        (712,545)        (401,680)
  Allowance for doubtful accounts ............        (230,387)        (202,260)
                                                  ------------     ------------
                                                     3,190,122        2,036,727

Investment in operating leases
  Equipment, at cost .........................          14,095           14,095
  Initial direct costs .......................              24               24
  Accumulated depreciation ...................         (12,305)         (12,305)
                                                  ------------     ------------
                                                         1,814            1,814
                                                  ------------     ------------

Other assets .................................         208,834           35,437
                                                  ------------     ------------

Total assets .................................    $ 42,568,725     $ 40,529,733
                                                  ============     ============

       Liabilities and Partners' Equity

Note payable - non-recourse - securitized ....    $  4,628,855     $  4,127,476
Notes payable - non-recourse .................      18,311,044       13,920,216
Accounts payable to General Partner
  and affiliates, net ........................         289,349          115,412
Accounts payable - equipment .................         519,859        2,539,759
Accounts payable - other .....................         271,886          286,177
Security deposits and deferred credits .......         163,929           60,337
                                                  ------------     ------------
                                                    24,184,922       21,049,377

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                     March 31,     December 31,
                                                       1996            1995

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner ..........................         (160,770)         (149,805)
  Limited partners (399,208 and 399,233
    units outstanding, $100 per unit
    original issue price in 1996 and
    1995, respectively) ....................       18,544,573        19,630,161
                                                 ------------      ------------

Total partners' equity .....................       18,383,803        19,480,356
                                                 ------------      ------------

Total liabilities and partners' equity .....     $ 42,568,725      $ 40,529,733
                                                 ============      ============




























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)



                                                   1996            1995
                                                   ----            ----
Revenues

  Finance income                             $      599,140    $    333,504
  Income from leveraged leases, net                 369,511         401,817
  Net gain on sales or remarketing
    of equipment                                    119,071         330,502
  Interest income and other                          34,788          35,034
                                             --------------    ------------

  Total revenues                                  1,122,510       1,100,857
                                             --------------    ------------

Expenses

  Interest                                          396,577          83,675
  Amortization of initial direct costs              165,475          96,864
  Management fees - General Partner                 142,090         101,319
  Administrative expense reimbursements
    - General Partner                                57,889          45,024
  General and administrative                         45,690          83,298
  Provision for bad debts                            -              100,000
                                             --------------    ------------

  Total expenses                                    807,721         510,180
                                             --------------    ------------

Net income                                   $      314,789      $  590,677
                                             ==============      ==========

Net income allocable to:
  Limited partners                           $      311,641    $    584,770
  General Partner                                     3,148           5,907
                                             --------------    ------------

                                             $      314,789    $    590,677
                                             ==============    ============

Weighted average number of limited
  partnership units outstanding                     399,233         399,233
                                             ==============    ============

Net income per weighted average
  limited partnership unit                   $          .78    $       1.46
                                             ==============    ============



See accompanying notes to consolidated financial statements.

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

                For the Three Months Ended March 31, 1996, and
               the Years Ended December 31, 1995, 1994 and 1993

                                   (unaudited)

                     Limited Partner
                      Distributions

                  Return of  Investment   Limited       General
                   Capital     Income     Partners      Partner       Total
                     (Per weighted
                      average unit)

Balance at
  December 31, 1992                      $30,999,996  $   (35,363) $ 30,964,633

Cash distributions
  to partners       $11.29    $ 2.71      (5,600,000)     (56,564)   (5,656,564)

Net income                                 1,086,000       10,970     1,096,970
                                         -----------     --------   -----------

Balance at
  December 31, 1993                       26,485,996      (80,957)   26,405,039

Cash distributions
  to partners       $ 9.99    $ 4.01      (5,596,503)     (56,530)   (5,653,033)

Limited partnership
  units redeemed
  (767 units)                                (39,205)        -          (39,205)

Net income                                 1,604,039       16,202     1,620,241
                                         -----------     --------   -----------

Balance at
  December 31, 1994                       22,454,327     (121,285)   22,333,042

Cash distributions
  to partners       $ 7.07    $ 6.93      (5,589,207)     (56,457)   (5,645,664)

Limited partnership
  units redeemed
  (25 units)                                    (764)        -             (764)

Net income                                 2,765,805       27,937     2,793,742
                                         -----------     --------   -----------

Balance at
  December 31, 1995                       19,630,161     (149,805)   19,480,356

Cash distributions
  to partners       $ 2.72    $  .78      (1,397,229)     (14,113)   (1,411,342)

Net income                                   311,641        3,148       314,789
                                           ---------      -------      ---------

Balance at
  March 31, 1996                         $18,544,573    $(160,770)  $18,383,803
                                         ===========  ===========  ============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                         1996           1995
                                                         ----           ----

Cash flows from operating activities:
  Net income .....................................   $   314,789    $   590,677
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Finance income portion of receivables
      paid directly to lenders by lessees ........      (385,465)      (119,148)
    Amortization of initial direct costs .........       165,475         96,864
    Net gain on sales or remarketing
      of equipment ...............................      (119,071)      (330,502)
    Interest expense on non-recourse
      financing paid directly by lessees .........       298,869         70,664
    Interest expense accrued on
      non-recourse debt ..........................         4,376         11,813
    Interest expense accrued on non-recourse
      securitized debt ...........................        44,793           --
    Collection of principal
      - non-financed receivables .................       538,119        480,824
    Income from leveraged leases, net ............      (369,511)      (401,817)
    Changes in operating assets and liabilities:
      Allowance for doubtful accounts ............        20,068         30,559
      Accounts payable to General Partner
        and affiliates, net ......................       173,937         30,097
      Accounts payable - other ...................       (14,291)      (139,524)
      Security deposits and deferred credits .....       103,592       (206,856)
      Other, net .................................        16,166        193,433
                                                     -----------    -----------

        Total adjustments ........................       477,057       (283,593)
                                                     -----------    -----------

        Net cash provided by
          operating activities ...................       791,846        307,084
                                                     -----------    -----------

Cash flows from investing activities:
  Proceeds from sales of equipment ...............       260,317      1,001,391
  Initial direct costs ...........................      (273,069)      (125,622)
  Equipment and receivables purchased ............    (2,779,092)    (1,233,373)

        Net cash used in
          investing activities ...................    (2,791,844)      (357,604)
                                                     -----------    -----------

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

               Consolidated Statements of Cash Flows (continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                          1996          1995
                                                          ----          ----

Cash flows from financing activities:
  Proceeds from revolving line of credit .........     1,000,000           --
  Principal payments on non-recourse
    securitized debt .............................      (541,033)      (407,823)
  Cash distributions to partners .................    (1,411,342)    (1,411,438)

        Net cash used in financing activities ....      (952,375)    (1,819,261)
                                                     -----------    -----------

Net decrease in cash .............................    (2,952,373)    (1,869,781)

Cash at beginning of period ......................     3,751,899      2,925,016

Cash at end of period ............................   $   799,526    $ 1,055,235



























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

               Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

  During the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                       1996          1995
                                                       ----          ----

Principal and interest on direct finance
  receivables paid directly to lenders by lessees    $ 1,639,957    $   652,538
Principal and interest on non-recourse financing
  paid directly by lessees .......................    (1,639,957)      (652,538)

Non-recourse notes payable assumed
  in purchase price ..............................     6,074,561      1,376,519
Fair value of equipment and receivables
  purchased for debt and payables ................    (6,074,561)    (1,376,519)

Decrease in investment in finance
  leases due to terminations .....................          --          329,819
Decrease in security deposits
  and deferred credits ...........................          --         (286,261)
Decrease in notes payable
  - non-recourse due to terminations .............          --          (43,558)
                                                     -----------    -----------

                                                     $      --      $     --
                                                     ===========    ===========

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

                                    ICON CASH FLOW PARTNERS, L.P., SERIES D
                                    File No. 33-40044 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




July 9, 1996                        Charles Duggan
__________________                  _________________________________________
   Date                             Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)