Form 10-Q
period 1996-09-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 1996-11-14
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934

For the period ended              September 30, 1996
                     ----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               --------------------   -------------------------

Commission File Number       33-40044
                       --------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series D
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                    13-3602979
-------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                 600 Mamaroneck Avenue, Harrison, New York 10528
--------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip code)


                                 (914) 698-0600
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           [ x] Yes     [  ] No

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets
                                   (unaudited)

                                              September 30,    December 31,
                                                  1996             1995
                                                  ----             ----
       Assets

Cash ......................................   $    904,320    $  3,751,899
                                              ------------    ------------

Investment in finance leases
   Minimum rents receivable ...............     19,415,766      21,479,681
   Estimated unguaranteed residual values .      7,727,121       5,016,355
   Initial direct costs ...................        594,878         693,692
   Unearned income ........................     (3,511,665)     (3,297,674)
   Allowance for doubtful accounts ........       (686,895)       (766,111)
                                              ------------    ------------
                                                23,539,205      23,125,943
                                              ------------    ------------

Investment in financings
   Receivables due in installments ........     15,826,727       2,581,130
   Initial direct costs ...................        106,159          59,537
   Unearned income ........................     (3,464,858)       (401,680)
   Allowance for doubtful accounts ........       (234,272)       (202,260)
                                              ------------    ------------
                                                12,233,756       2,036,727
                                              ------------    ------------

Net investment in leveraged leases ........           --        11,577,913
                                              ------------    ------------

Investment in operating leases
   Equipment, at cost .....................          9,335          14,095
   Initial direct costs ...................             24              24
   Accumulated depreciation ...............         (8,396)        (12,305)
                                              ------------    ------------
                                                       963           1,814
                                              ------------    ------------

Other assets ..............................        374,168          35,437
                                              ------------    ------------

Total assets ..............................   $ 37,052,412    $ 40,529,733
                                              ============    ============

       Liabilities and Partners' Equity

Notes payable - non-recourse ..............   $ 13,713,613    $ 13,920,216
Note payable - non-recourse - securitized .      5,391,440       4,127,476
Security deposits and deferred credits ....        258,016          60,337
Accounts payable - other ..................        164,491         286,177
Accounts payable - equipment ..............           --         2,539,759
Accounts payable to General Partner
  and affiliates, net .....................           --           115,412
                                              ------------    ------------
                                                19,527,560      21,049,377
                                              ------------    ------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................       (169,349)       (149,805)
   Limited partners (399,158 and 399,233
     units outstanding, $100 per unit
     original issue price in 1996 and 1995,
     respectively) ........................     17,694,201      19,630,161
                                              ------------    ------------


Total partners' equity ....................     17,524,852      19,480,356
                                              ------------    ------------

Total liabilities and partners' equity ....   $ 37,052,412    $ 40,529,733
                                              ============    ============

See accompanying notes to consolidated financial statements.





                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)



                                             For the Three Months     For the Nine Months
                                             Ended September 30,      Ended September 30,
                                             1996           1995       1996         1995
                                             ----           ----       ----         ----

Revenue

   Net gain on sales or remarketing
     of equipment .....................   $   62,228   $  901,641   $2,225,636   $1,724,049
   Finance income .....................      720,563      371,800    2,169,429    1,022,264
   Interest income and other ..........       84,110       46,478      226,133      122,012
   Income from leveraged leases, net ..         --        355,773      369,511    1,142,396
                                          ----------   ----------   ----------   ----------

   Total revenues .....................      866,902    1,675,692    4,990,709    4,010,721
                                          ----------   ----------   ----------   ----------

Expenses

   Interest ...........................      345,451      118,963    1,268,472      273,696
   Management fees - General Partner ..      150,916       94,069      548,945      369,361
   Amortization of initial direct costs      134,967      128,349      484,165      334,220
   General and administrative .........       58,620       64,633      173,562      225,202
   Administrative expense reimbursement
     - General Partner ................       67,810       43,032      236,206      162,708
   Provision for bad debts ............         --         50,000         --        150,000
                                          ----------   ----------   ----------   ----------

   Total expenses .....................      757,764      449,046    2,711,350    1,515,187
                                          ----------   ----------   ----------   ----------

Net income ............................   $  109,138   $1,226,646   $2,279,359   $2,495,534
                                          ==========   ==========   ==========   ==========

Net income allocable to:
   Limited partners ...................   $  108,047   $1,214,380   $2,256,565   $2,470,579
   General Partner ....................        1,091       12,266       27,794       24,955
                                          ----------   ----------   ----------   ----------

                                          $  109,138   $1,226,646   $2,279,359   $2,495,534
                                          ==========   ==========   ==========   ==========

Weighted average number of limited
   partnership units outstanding ......      399,158      399,233      399,158      399,233
                                          ==========   ==========   ==========   ==========

Net income per weighted average
   limited partnership unit ...........   $      .27   $     3.04   $     5.65   $     6.19
                                          ==========   ==========   ==========   ==========






See accompanying notes to consolidated financial statements.





                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1996, and the Years Ended December 31, 1995, 1994 and 1993

                                   (unaudited)

                          Limited Partner
                           Distributions

                      Return of    Investment        Limited           General
                       Capital       Income          Partners          Partner          Total
                          (Per weighted
                           average unit)

Balance at
  December 31, 1992                                 $ 30,999,996    $    (35,363)   $ 30,964,633

Cash distributions
  to partners .....   $ 11.29        $  2.71          (5,600,000)        (56,564)     (5,656,564)

Net income ........                                    1,086,000          10,970       1,096,970
                                                    ------------    ------------    ------------

Balance at
  December 31, 1993                                   26,485,996         (80,957)     26,405,039

Cash distributions
  to partners .....   $  9.99        $  4.01          (5,596,503)        (56,530)     (5,653,033)

Limited partnership
  units redeemed
  (767 units) .....                                      (39,205)           --           (39,205)

Net income ........                                    1,604,039          16,202       1,620,241
                                                    ------------    ------------    ------------

Balance at
  December 31, 1994                                   22,454,327        (121,285)     22,333,042

Cash distributions
  to partners .....   $  7.07        $  6.93          (5,589,207)        (56,457)     (5,645,664)

Limited partnership
  units redeemed
  (25 units) ......                                         (764)           --              (764)

Net income ........                                    2,765,805          27,937       2,793,742
                                                    ------------    ------------    ------------

Balance at
  December 31, 1995                                   19,630,161        (149,805)     19,480,356






                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (Continued)

                For the Nine Months Ended September 30, 1996, and the Years Ended December 31, 1995, 1994 and 1993

                                   (unaudited)

                        Limited Partner
                         Distributions

                     Return of   Investment       Limited        General
                      Capital      Income         Partners       Partner           Total
                        (Per weighted
                         average unit)

Cash distributions
  to partners ......   $4.85       $5.65         (4,191,454)        (42,338)     (4,233,792)

Limited partnership
  units redeemed
  (50 units) .......                                 (1,071)           --            (1,071)

Net income .........                              2,256,565          22,794       2,279,359
                                               ------------    ------------    ------------

Balance at
  September 30, 1996                           $ 17,694,201    $   (169,349)   $ 17,524,852
                                               ============    ============    ============
























See accompanying notes to consolidated financial statements.





                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                      1996            1995
                                                                      ----            ----

Cash flows provided by operating activities:
   Net income .................................................   $  2,279,359    $  2,495,534
                                                                  ------------    ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Finance income portion of receivables paid directly
       to lenders by lessees ..................................     (1,233,695)       (396,920)
      Amortization of initial direct costs ....................        484,165         334,220
      Net gain on sales or remarketing of equipment ...........     (2,225,636)     (1,724,049)
      Interest expense on non-recourse financing paid
       directly by lessees ....................................        959,415         239,873
      Interest expense accrued on non-recourse debt ...........         10,646          30,997
      Collection of principal - non-financed receivables ......      1,738,227       2,697,547
      Collection of principle-leveraged leases ................        207,683         221,699
      Income from leveraged leases ............................       (369,511)     (1,142,396)
      Changes in operating assets and liabilities:
        Allowance for doubtful accounts .......................         47,204          20,114
        Accounts payable to General Partner and affiliates, net       (115,412)        656,324
       Accounts payable - other ...............................       (121,686)        (90,543)
       Security deposits and deferred credits .................        197,679          13,249
       Other assets ...........................................       (282,935)         97,109
       Other, net .............................................        (86,243)        (17,539)
                                                                  ------------    ------------

         Total adjustments ....................................       (790,099)        939,685
                                                                  ------------    ------------

         Net cash provided by operating activities ............      1,489,260       3,435,219
                                                                  ------------    ------------

Cash flows provided by (used for) investing activities:
   Proceeds from sales of equipment ...........................     14,932,272       5,327,937
   Equipment and receivables purchased ........................    (15,897,653)     (4,587,428)
   Initial direct costs .......................................       (400,559)       (832,767)
                                                                  ------------    ------------

         Net cash used for investing activities ...............     (1,365,940)        (92,258)
                                                                  ------------    ------------

Cash flows provided by (used for) financing activities:
   Proceeds  from  revolving  line of credit ..................      4,750,000
   Cash  distributions  to partners ...........................     (4,233,792)     (4,234,292)
   Principal  payments on revolving  line of credit ...........     (1,750,000)           --
   Principal  payments  on  non-recourse  securitized  debt ...     (1,736,036)           --
   Redemption of limited partnership units ....................         (1,071)           --
   Principal payment on note payable non-recourse .............           --          (755,330)

         Net cash used for financing activities ...............     (2,970,899)     (4,989,622)
                                                                  ------------    ------------

Net decrease in cash ..........................................     (2,847,579)     (1,646,661)

Cash at beginning of period ...................................      3,751,899       2,925,016
                                                                  ------------    ------------

Cash at end of period .........................................   $    904,320    $  1,278,355
                                                                  ============    ============

See accompanying notes to consolidated financial statements.





                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   During the nine months ended September 30, 1996 and 1995, non-cash activities included the following:

                                                        1996            1995
                                                    ------------    ------------

Principal and interest on direct finance
  receivables paid directly to lenders by lessees   $  6,606,070    $  3,548,055
Principal and interest on non-recourse financing
  paid directly by lessees ......................     (6,606,070)     (3,548,055)
Non-recourse notes payable assumed
  in purchase price .............................     10,179,406      15,614,102
Fair value of equipment and receivables
  purchased for debt and payables ...............    (10,179,406)     (1,662,780)

Decrease in investment in finance
  leases due to terminations ....................           --       (13,100,852)
Decrease in security deposits
  and deferred credits ..........................           --          (286,261)
Decrease in notes payable
  - non-recourse due to terminations ............           --          (564,209)
                                                    ------------    ------------

                                                    $       --      $       --
                                                    ============    ============

      Interest expense of $1,268,472 and $273,696 for the nine months ended September 30, 1996 and 1995 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $1,034,194 and $270,870, respectively, and other interest of $234,278 and $2,826, respectively.

                            ICON Cash Flow Partners, L.P., Series D
                               (A Delaware Limited Partnership)

                          Notes to Consolidated Financial Statements

                                      September 30, 1996

                                          (unaudited)

1.   Basis of Presentation

     The consolidated financial statements included herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K and have been prepared in accordance with the accounting policies stated therein.

2.   New Accounting Pronouncement

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

     The Partnership's existing policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, quoted market prices are used as the basis for measuring whether an impairment loss should be recognized.

     As a result, the Partnership's policy with respect to measurement and recognition of an impairment loss associated with estimated residual values is consistent with the requirements of SFAS No. 121 and, therefore, the Partnership's adoption of this Statement in the first quarter of 1996 had no material effect on the financial statements.


3.   Redemption of Limited Partnership Units

     The General Partner consented to the Partnership redeeming 50 limited partnership units during the nine months ended September 30, 1996. The redemption amount was calculated following the specific redemption formula as per the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

4.   Security Deposits and Deferred Credits

     Security deposits and deferred credits at September 30, 1996 and December 31, 1995 included $197,174 and $3,010, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

5.   Related Party Transactions

     During the nine months ended September 30, 1996 and 1995, the Partnership paid or accrued to the General Partner management fees of $548,945 and $369,361, respectively, and administrative expense reimbursement of $236,206 and $162,707, respectively, which were charged to operations.

6.   Net Investment in Leveraged Leases

     On April 23, 1996, the Partnership sold its beneficial interest in a trust which owned towboats and barges that were reflected as the Partnership's investment in leveraged leases. The net cash proceeds, after paying the remaining debt obligation, were $13,686,933, which resulted in a net gain of $1,891,802 after paying expenses related to the sale.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, leveraged leases, financings and operating leases representing 66%, 0%, 34% and less than 1% of total investments at September 30, 1996, respectively, and 67%, 28%, 5% and less than 1% of total investments at September 30, 1995, respectively.

Three Months Ended September 30, 1996 and 1995

     For the three months ended September 30, 1996 and 1995 the Partnership leased or financed equipment with an initial cost of $10,166,670 and $10,780,130, respectively, to 36 and 11 lessees or equipment users, respectively.

Results of Operations

     Revenues for the three months ended September 30, 1996 were $866,902, representing a decrease of $808,790 or 48% from 1995. The decrease in revenues was primarily attributable to a decrease in net gain on sales or remarketing of equipment of $839,413 or 93% and a decrease in income from leveraged leases of $355,773 or 100% from 1995. The decrease in revenues was partially offset by an increase in finance income of $348,763 or 94% and an increase in interest income and other of $37,632 or 81%. The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were less than the remaining carrying value of the equipment. Income from leveraged leases decreased due to the sale of all of the underlying equipment relating to the Partnership's investment in leveraged leases. The increase in finance income resulted from an increase in the average size of the portfolio from 1995 to 1996. Interest income and other increased due to an increase in the average cash balance from 1995 to 1996.

     Expenses for the three months ended September 30, 1996 were $757,764, representing an increase of $308,718 or 69% from 1995. The increase in expenses was primarily due to an increase in interest expense of $226,488 from 1995. Results were also affected by an increase in management fees of $56,847 or 60%, an increase in administrative fees of $24,778 or 58%, and an increase in amortization of initial direct costs of $6,618 from 1995. These increases in expenses were partially offset by a decrease in general and administrative expense of $6,013 from 1995. The increase in interest expense resulted from an increase in the average debt outstanding from 1995 to 1996. Management fees, administrative fees and amortization of initial direct costs increased due to an increase in the average size of the portfolio from 1995 to 1996.

     Net income for the three months ended September 30, 1996 and 1995 was $109,138 and $1,226,646, respectively. The net income per weighted average limited partnership unit was $0.27 and $3.04 for 1996 and 1995, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended September 30, 1996 and 1995 were net cash provided by operations of $679,033 and $1,648,332, respectively, and proceeds from sales of equipment of $350,489 and $2,743,068, respectively. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings. The Partnership intends to continue to purchase additional equipment and fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

     Cash distributions to the limited partners for the three months ended September 30, 1996 and 1995, which were paid monthly, totaled $1,397,055 and $1,397,321 respectively, of which $108,047 and $1,214,380 was investment income and $1,289,008 and $182,941 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 14.00%, of which 1.08% and 12.17% was investment income and 12.92% and 1.83% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended September 30, 1996 and 1995 was $3.50, of which $0.27 and $3.04 was investment income and $3.23 and $.46 was a return of capital, respectively. The Partnership had non-recourse notes payable of $13,713,613 and $17,809,367 at September 30, 1996 and 1995, respectively.

Nine Months Ended September 30, 1996 and 1995

     For the nine months ended September 30, 1996 and 1995 the Partnership leased or financed equipment with an initial cost of $18,770,370 and $22,058,042, respectively, to 195 and 57 lessees or equipment users, respectively. The weighted average initial term relating to these transactions was 40 and 42 months, respectively.

Results of Operations

     Revenues for the nine months ended September 30, 1996 were $4,990,709, representing an increase of $979,988 or 24% from 1995. The increase in revenues was primarily attributable to an increase in finance income of $1,147,165 from 1995. Results were also affected by an increase in net gain on sales or remarketing or equipment of $501,587 or 29% and an increase in interest income and other of $104,121 or 85% from 1995. The increase in revenues was partially offset by a decrease in income from leveraged leases of $772,885 or 68%. Finance income increased due to an increase in the average size of the portfolio from 1995 to 1996. Net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The increase in interest income and other resulted from an increase in the average cash balance from 1995 to 1996. Income from leveraged leases decreased due to the sale of all of the underlying equipment relating to the Partnership's investment in leveraged leases.

     Expenses for the nine months ended September 30, 1996 were $2,711,350, representing an increase of $1,196,163 or 79% from 1995. The increase in expenses was primarily due to an increase in interest expense of $994,776 and an increase in management fees of $179,584 or 49% from 1995. Results were also affected by an increase in the amortization of initial direct costs of $149,945 or 45%, and an increase in administrative expense reimbursements of $73,498 or 45% from 1995. These increases were partially offset by a decrease in provision for bad debts of $150,000 or 100% and the decrease in general and administrative expense of $51,640 or 23% from 1995. The increase in interest expense resulted from an increase in the average debt outstanding from 1995 to 1996. Management fees, initial direct costs, and administrative expense reimbursements increased due to an increase in the average size of the portfolio from 1995 to 1996. As a result of analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that no provision for bad debts was required for the nine months ended September 30, 1996.

     Net income for the nine months ended September 30, 1996 and 1995 was $2,279,359 and $2,495,534, respectively. The net income per weighted average limited partnership unit was $5.71 and $6.19 for 1996 and 1995, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 1996 and 1995 were net cash provided by operations of $1,489,260 and $3,435,219, respectively, and proceeds from sales of equipment of $14,932,272 and $5,327,937, respectively. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings. The Partnership intends to continue to purchase additional equipment and fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

     Cash distributions to the limited partners for the nine months ended September 30, 1996 and 1995, which were paid monthly, totaled $4,191,454 and $4,191,949, respectively, of which $2,256,565 and $2,470,579 was investment income and $1,934,889 and $1,721,370 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 14.00%, of which 7.54% and 8.25% was investment income and 6.46% and 5.75% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1996 and 1995 was $10.50, of which $4.85 and $4.31 was investment income and $5.65 and $6.19 was a return of capital, respectively.

     As of September 30, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


PART II  - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

Form 8-K was filed September 4, 1996, Item 1, Change in Control of Registrant

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

                                        ICON CASH FLOW PARTNERS, L.P., SERIES D
                                        File No. 33-40044 (Registrant)
                                        By its General Partner,
                                        ICON Capital Corp.




November 12, 1996                       Gary N. Silverhardt
      Date                              Gary N. Silverhardt
                                        Chief Financial Officer
                                       (Principal financial and account officer
                                        of the General Partner of
                                        the Registrant)