Form 10-Q/A
period 1996-09-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 1996-12-24
CIK 874320

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

Three Months Ended September 30, 1996 and 1995

     For the three months ended September 30, 1996 and 1995 the Partnership leased or financed equipment with an initial cost of $10,166,670 and $10,780,130, respectively, to 36 and 11 lessees or equipment users, respectively. Included in this is the financing of free cash flow, the rent payable by the lessee in excess of the senior debt payments, relating to a McDonnell Douglas DC-10-30F aircraft built in 1986 in the amount of $8,756,291. The aircraft is on lease with Federal Express and has a remaining term of approximately eight years. Subsequent to the financing ICON Cash Flow Partners L.P. Seven, an affiliate of the Partnership, acquired, subject to a leveraged lease, the residual interest and assumed the related outstanding non-recourse senior and junior debt in the aircraft. ICON Cash Flow Partners L.P. Seven is expecting to refinance this with a third party. This transaction is included in Investment in Financings on the balance sheet as of September 30, 1996.

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

                                        ICON CASH FLOW PARTNERS, L.P., SERIES D
                                        File No. 33-40044 (Registrant)
                                        By its General Partner,
                                        ICON Capital Corp.




December 24, 1996                       Gary N. Silverhardt
      Date                              Gary N. Silverhardt
                                        Chief Financial Officer
                                       (Principal financial and account officer
                                        of the General Partner of
                                        the Registrant)