Form 10-K
period 1996-12-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 1997-03-31
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[  X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 [Fee Required]

For the fiscal year ended                      December 31, 1996
                          ------------------------------------------------------
                                              or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [Fee Required]

For the transition period from ________________________ to _____________________


Commission File Number                          33-40044
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series D
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3602979
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code         (914) 698-0600
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

           Title of each class                      Name of each exchange on
                                                    which registered




Securities registered pursuant to Section 12(g) of the Act:
  Units of Limited Partnership Interests, filed, pending effectiveness

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes       [  ] No

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1996

                                TABLE OF CONTENTS


Item                                                                Page

PART I

1.  Business                                                        3-4

2.  Properties                                                        4

3.  Legal Proceedings                                                 4

4.  Submission of Matters to a Vote of Security Holders               4

PART II

5.  Market for the Registrant's Securities and Related
    Security Holder Matters                                           5

6.  Selected Consolidated Financial and Operating Data                5

7.  General Partner's Discussion and Analysis of Financial
    Condition and Results of Operations                             6-9

8.  Consolidated Financial Statements and Supplementary Data      10-26

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                              27

PART III

10. Directors and Executive Officers of the Registrant's
    General Partner                                               27-28

11. Executive Compensation                                           28

12. Security Ownership of Certain Beneficial Owners
    and Management                                                   29

13. Certain Relationships and Related Transactions                   29

PART IV

14. Exhibits, Reports and Amendments                              29-30

SIGNATURES                                                           31

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1996


PART I

Item 1.  Business

General Development of Business

    ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed in February 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, September 13, 1991, with the admission of 26,905.59 limited partnership units. Between September 14, 1991 and December 31, 1991, 121,932.48 additional units were admitted. Between January 1, 1992 and June 5, 1992 (the final closing date), 251,161.93 additional units were admitted bringing the final admission to 400,000 units totaling $40,000,000 in capital contributions. During 1994, the Partnership redeemed 767 limited partnership units, during 1995 the Partnership redeemed 25 limited partnership units, and during 1996 the Partnership redeemed 50 limited partnership units leaving 399,158 units outstanding at December 31, 1996.
The sole general partner is ICON Capital Corp. (the "General Partner").

Narrative Description of Business

    The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has and intends to continue to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the reinvestment period, which period will end no later than June 1997; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within five and one-half to seven and one-half years of the final closing date. In addition to acquiring equipment and entering into leases, the Partnership also (1) acquires equipment already subject to leases originated by affiliates and non-affiliated lessors and (2) enters into financing transactions, which are (i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner, and (ii) evidenced by the irrevocable obligation of the lessees.

    The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements, equipment remarketing capabilities and servicing of lessees.

    The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1996

Lease and Financing Transactions

    For the years ended December 31, 1996 and 1995, the Partnership purchased and leased or financed $18,880,251 and $20,761,206 of equipment, respectively, with a weighted average initial transaction term of 68 and 39 months, respectively. At December 31, 1996, the weighted average initial transaction term of the portfolio was 42 months. A summary of the portfolio equipment cost by category held at December 31, 1996 and 1995 is as follows:

                                        December 31, 1996               December 31, 1995
                                        -----------------               -----------------

Category                                 Cost         Percent            Cost         Percent

Computer systems                    $ 15,319,902        30.0%         $13,412,478       24.1%
Manufacturing & production            14,956,736        29.3            9,525,041       17.1
Aircraft                               8,759,291        17.1                     -       -
Restaurant equipment                   2,638,786         5.2            2,869,618        5.2
Medical                                2,532,468         5.0            5,062,318        9.1
Retail systems                         2,294,613         4.5            2,134,478        3.8
Office furniture & fixtures            2,157,432         4.1            1,635,449        2.9
Printing                                 860,003         1.7            1,345,282        2.4
Video production                         535,353         1.0              324,294         .6
Telecommunications                       526,390         1.0            1,226,342        2.2
Sanitation                                41,842          .1               84,633         .2
Material handling                         11,615         -             17,252,738       31.1
Miscellaneous                            469,369         1.0              688,852        1.3
                                    ------------      ------          -----------    -------

                                    $ 51,103,800       100.0%         $55,561,523      100.0%
                                    ============       =====          ===========      =====

    The Partnership has one financing which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1996. The financing is secured by a 1986 McDonnell Douglas DC-10-30F aircraft, currently on lease to Federal Express Corp. and the financing of the equipment represents 17.1% of the total portfolio equipment cost at December 31, 1996. On January 29, 1997, the Partnership's investment in the Federal Express Corp. lease was partially retired to leave a remaining investment of 3% of the adjusted portfolio equipment cost at December 31, 1996.

Item 2.  Properties

    The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs. The General Partner has exclusive control over all aspects of the business of the Partnership, including providing any necessary office space. As such, the General Partner will be compensated for services related to the management and administration of the Partnership's business.

Item 3.  Legal Proceedings

    The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1996
PART II

Item 5.  Market for the Registrant's Securities and Related Security
         Holder Matters

    The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                       Number of Equity Security Holders
Title of Class                                as of December 31,

                                          1996                  1995
                                          ----                  ----

Limited partners                         3,100                 3,085
General Partner                              1                     1

Item 6.  Selected Consolidated Financial and Operating Data

                                               Years Ended December 31,
                           1996          1995           1994         1993           1992
                           ----          ----           ----         ----           ----

Total revenues         $ 6,011,140  $  5,202,055   $  4,861,151  $  6,614,221    $  7,550,676
                       ===========  ============   ============  ============    ============

Net income             $ 2,540,333  $  2,793,742   $  1,620,241  $  1,096,970    $    861,184
                       ===========  ============   ============  ============    ============

Net income allocable
  to limited partners  $ 2,514,930  $  2,765,805   $  1,604,039  $  1,086,000    $    852,572
                       ===========  ============   ============  ============    ============

Net income allocable
  to the General Partner $    25,403  $     27,937   $     16,202  $     10,970    $      8,612
                         ===========  ============   ============  ============    ============

Weighted average
  limited partnership
  units outstanding        399,179       399,229        399,703       400,000         333,945
                       ===========  ============   ============  ============    ============

Net income per
  weighted average
  limited partnership unit       $  6.30       $   6.93       $  4.01       $    2.72       $                       2.55
                                 =======       ========       =======       =========       ============================

Distributions to
  limited partners     $ 5,588,508  $  5,589,207   $  5,596,503  $  5,600,000    $  4,347,156
                       ===========  ============   ============  ============    ============

Distributions to the
  General Partner      $    56,450  $     56,457   $     56,530  $     56,564    $     43,911
                       ===========  ============   ============  ============    ============

                                                      December 31,

                          1996           1995           1994         1993            1992
                          ----           ----           ----         ----            ----

Total assets          $ 34,263,140  $ 40,529,733   $ 27,619,644  $ 41,137,343    $ 52,840,273
                      ============  ============   ============  ============    ============

Partners' equity      $ 16,374,660  $ 19,480,356   $ 22,333,042  $ 26,405,039    $ 30,964,633
                      ============  ============   ============  ============    ============

    The above selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of a net investment in finance leases, leveraged leases, financings and operating leases representing 64%,0%, 36% and 0% of total investments at December 31, 1996, respectively, and 63%, 31%, 6% and less than 1% of total investments at December 31, 1995, respectively.

    For the years ended December 31, 1996 and 1995, the Partnership leased or financed equipment with initial costs of $18,880,251 and $20,671,206, respectively, to 83 and 68 lessees or equipment users, respectively. The weighted average initial transaction term for each year was 68 and 39 months, respectively.

Results of Operations for the Years Ended December 31, 1996 and 1995

    Revenues for the year ended December 31, 1996 were $6,011,140, representing an increase of $809,085 or 16% from 1995. The increase in revenues was primarily attributable to an increase in finance income of $1,418,596 or 89%, an increase in net gain on sales or remarketing of equipment of $460,350 or 24% from 1995 and an increase in interest income and other of $69,254 or 41% from 1995. The increase in revenues was partially offset by a decrease in income from leveraged leases of $1,139,115 or 76%. Finance income increased due to an increase in the average size of the portfolio from 1995 to 1996. Net gain on sales or remarketing of equipment increased primarily as the result of the Partnership selling its investment in leveraged leases. The underlying equipment, which consisted of towboats and barges, was sold for a net gain of $1,891,802. The increase in interest income and other resulted from an increase in the average cash balance from 1995 to 1996. Income from leveraged leases decreased due to the sale of all of the underlying equipment relating to the Partnership's investment in leveraged leases.

    Expenses for the year ended December 31, 1996 were $3,470,807, representing an increase of $1,062,494 or 44% from 1995. The increase in expenses was primarily attributable to an increase in the interest expense of $1,030,741, an increase in amortization of initial direct cost of $103,014 or 20% an increase in management fees of $90,480 or 15% and an increase in administrative fees of $44,544 or 17% from 1995. Results were also affected by a decrease in provision for bad debts of $150,000 or 100% and a decrease in general and administrative of $56,285 or 21% from 1995. Management fees, administrative expense reimbursements and amortization of initial direct costs increased due to an increase in the average size of the portfolio from 1995 to 1996. The increase in interest expense resulted from an increase in the average debt outstanding from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that no provision for bad debts was required for the year ended December 31, 1996.

    Net income for the years ended December 31, 1996 and 1995 was $2,540,333 and
$2,793,742,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $6.30 and $6.93 for 1996 and 1995, respectively.

Results of Operations for the Years Ended December 31, 1995 and 1994

    Revenues for the year ended December 31, 1995 were $5,202,055, representing an increase of $340,904 or 7% from 1994. The increase in revenues was primarily attributable to an increase in net gain on sales or remarketing of equipment of $731,503 or 61% and an increase in interest income and other of $51,700 or 43% from 1995. The increase in revenues was partially offset by a decrease in finance income of $338,297 or 18%, a decrease in income from leveraged leases of $97,220 or 6% and a decrease in rental income of $6,782 or 100%. Net gain on sales or remarketing of equipment increased due to an increase in the number of leases

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1996

maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The increase in interest income and other resulted from an increase in the average cash balance from 1994 to 1995. Finance income decreased due to the decrease in the average size of the portfolio from 1994 to 1995. In April and July 1995, the Partnership sold the underlying equipment relating to two of its leveraged leases. The sales resulted in gains on termination. Although income from leveraged leases would be expected to increase due to the accretion of the Partnership's equity investment, income from leveraged leases decreased due the decrease in the leveraged lease portfolio from 1994 to 1995. Rental income decreased due to the Partnership's reduced investment in operating leases.

    Expenses for the year ended December 31, 1995 were $2,408,313, representing a decrease of $832,597 or 26% from 1994. The decrease in expenses was primarily attributable to a decrease in the provision for bad debts of $325,000 or 68%, a decrease in management fees of $183,945 or 24% and a decrease in general and administrative expense of $138,992 or 34% from 1994. Results were also affected by a decrease in administrative expense reimbursements of $80,466 or 24%, a decrease in amortization of initial direct costs of $69,030 or 12%, a decrease in interest expense of $30,997 or 5% and a decrease in depreciation expense of $4,167 or 100% from 1994. As a result of an analysis of delinquency, an assessment of overall risk and historical loss experience, it was determined that a lesser provision for bad debts was required for the year ended December 31, 1995. Management fees, general and administrative expense, administrative expense reimbursements and amortization of initial direct costs decreased due to a decrease in the average size of the portfolio from 1994 to 1995. The decrease in interest expense resulted from a decrease in the size of the average debt outstanding from 1994 to 1995. Depreciation expense decreased due to the Partnership's reduced investment in operating leases.

    Net income for the years ended December 31, 1995 and 1994 was $2,793,742 and
$1,620,241,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $6.93 and $4.01 for 1995 and 1994, respectively.

Liquidity and Capital Resources

    The Partnership's primary sources of funds in 1996, 1995 and 1994 were net cash provided by operations of $1,621,624, $2,756,354 and $1,969,172, respectively, proceeds from sales of equipment of $15,681,303, $6,776,544 and $9,054,589, respectively, net proceeds of $3,386,421 in borrowings from a revolving credit agreement in 1996 and proceeds of $4,148,838 from the issuance of notes under a securitized arrangement in 1995. These funds were used to purchase additional equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

    The Partnership had notes payable at December 31, 1996 and 1995 of $17,470,845 and $18,047,692, respectively, as a result of borrowings secured by equipment. These amounts consisted of $11,056,959 and $13,033,160 in non-recourse notes, respectively, which are being paid directly to the lenders by the lessees, $898,927 and $887,056 in non-recourse residual value notes, respectively, which will be paid to the extent proceeds are available in excess of the Partnership's estimated unguaranteed residuals and $2,128,538 and $4,127,476 in non-recourse - securitized notes, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1996


    The Partnership entered into a revolving credit agreement (the "Facility") in October 1992, which was amended in March 1996. The maximum amount available under the Facility was $5,000,000, and at December 31, 1996, the Partnership had $3,386,421 available for borrowing under the Facility, all of which was outstanding at year end. The facility had a final maturity date of January 31, 1997, on which date the Partnership paid the outstanding balance and terminated the agreement.

    Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction in the amount of $8,756,291. This represents the financing of excess cash, or free cash, which results from lease rental payments being greater than senior debt payments on a leveraged lease and first priority rights of the first $4 million of residual proceeds from the sale of the aircraft. The financing is secured by the underlying equipment, a 1986 McDonnell Douglas DC-10-30F aircraft, currently on lease to Federal Express Corp. Subsequent to this financing, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an affiliate of the Partnership, acquired the residual, or equity, interest in the leveraged lease, and assumed the related outstanding non-recourse senior and junior debt.

    On January 29, 1997, L.P. Seven re-financed the free cash and $2 million of its position against the aircraft's residual position with a third party. As a result of this re-financing, the Partnership received proceeds of $7,221,452 and reduced its interest in the net investment to $1,201,090.

    Cash distributions to the limited partners in 1996, 1995 and 1994, which were paid monthly, totaled $5,588,508, $5,589,207 and $5,596,503, respectively, of which $2,514,930, $2,765,805 and $1,604,039 was investment income and $3,073,578, $2,823,402 and $3,992,464 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners in 1996, 1995 and 1994 was 14.00%, of which 6.30%, 6.93% and 4.01% was investment income and 7.70%, 7.07% and 9.99% was a return of capital, respectively, calculated as a percentage of each limited partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding in 1996, 1995 and 1994 was $14.00, of which $6.30, $6.93 and $4.01 was investment income and $7.70, $7.07 and $9.99 was a return of capital, respectively.

    On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners L.P. Six and ICON Cash Flow Partners L.P. Seven, (collectively "the Members"), contributed and assigned $8,671,773, $6,712,631 and $6,582,150, respectively, in equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 40.8%, 29.8% and 29.4% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997-A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and any remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership will account for its investment in 1997-A under the equity method. The investment in 1997-A will be increased or decreased by its share of profit or losses and decreased by any distributions received by 1997-A.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1996

    As of December 31, 1996, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

New Accounting Pronouncement

    In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing effective for all transfers occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have a material impact on the Partnership's net income, partners' equity or total assets.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1996



Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements
                                                                     Page Number

Independent Auditors' Report                                              12

Consolidated Balance Sheets as of December 31, 1996 and 1995              13

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                                        14

Consolidated Statements of Changes in Partners' Equity for the
  Years Ended December 31, 1996, 1995 and 1994                            15

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                     16-17

Notes to Consolidated Financial Statements                             18-26

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT





The Partners
ICON Cash Flow Partners, L.P., Series D:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series D (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series D as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.










March 7, 1997
New York, New York

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                                       1996              1995
                                                                       ----              ----
       Assets

Cash                                                            $    413,845     $  3,751,899
                                                                ------------     ------------

Investment in finance leases
   Minimum rents receivable                                       16,784,360       21,479,681
   Estimated unguaranteed residual values                          7,587,992        5,016,355
   Initial direct costs                                              484,908          693,692
   Unearned income                                                (2,955,625)      (3,297,674)
   Allowance for doubtful accounts                                  (651,546)        (766,111)
                                                                ------------     ------------
                                                                  21,250,089       23,125,943

Investment in financings
   Receivables due in installments                                15,510,321        2,581,130
   Initial direct costs                                               93,060           59,537
   Unearned income                                                (3,086,270)        (401,680)
   Allowance for doubtful accounts                                  (252,223)        (202,260)
                                                                ------------     ------------
                                                                  12,264,888        2,036,727

Net investment in leveraged leases                                       -         11,577,913
                                                                ------------     ------------

Investment in operating leases
   Equipment, at cost                                                   -              14,095
   Initial direct costs                                                 -                  24
   Accumulated depreciation                                             -             (12,305)
                                                                ------------     ------------
                                                                        -               1,814
                                                                ------------     ------------

Other assets                                                         334,318           35,437
                                                                ------------     ------------

Total assets                                                    $ 34,263,140     $ 40,529,733
                                                                ============     ============

       Liabilities and Partners' Equity

Notes payable - non-recourse                                    $ 11,955,886     $ 13,920,216
Note payable - revolving credit facility                           3,386,421              -
Note payable - non-recourse - securitized                          2,128,538        4,127,476
Accounts payable - other                                             129,647          286,177
Accounts payable to General Partner
  and affiliates, net                                                 18,406          115,412
Security deposits and deferred credits                               269,582           60,337
Accounts payable - equipment                                             -          2,539,759
                                                                ------------     ------------
                                                                  17,888,480       21,049,377
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (180,852)        (149,805)
   Limited partners (399,158 and 399,208 units
     outstanding, $100 per unit original issue
     price in 1996 and 1995, respectively)                        16,555,512       19,630,161

Total partners' equity                                            16,374,660       19,480,356
                                                                ------------     ------------

Total liabilities and partners' equity                          $ 34,263,140     $ 40,529,733
                                                                ============     ============
See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,


                                                   1996             1995           1994
                                                   ----             ----           ----

Revenues

   Finance income                              $ 3,009,835     $ 1,591,239      $ 1,929,536
   Net gain on sales or remarketing of
     equipment                                   2,391,683       1,931,333        1,199,830
   Income from leveraged leases, net               369,511       1,508,626        1,605,846
   Interest income and other                       240,111         170,857          119,157
   Rental income                                        -               -             6,782
                                               -----------      ----------      -----------

   Total revenues                                6,011,140       5,202,055        4,861,151
                                               -----------     -----------      -----------

Expenses

   Interest                                      1,651,940         621,199          652,196
   Management fees - General Partner               685,103         594,623          778,568
   Amortization of initial direct costs            614,441         511,427          580,457
   Administrative expense reimbursements
     - General Partner                             301,945         257,401          337,867
   General and administrative                      217,378         273,663          412,655
   Provision for bad debts                              -          150,000          475,000
   Depreciation                                         -               -             4,167
                                               -----------     -----------      -----------


   Total expenses                                3,470,807       2,408,313        3,240,910
                                               -----------     -----------      -----------

Net income                                     $ 2,540,333     $ 2,793,742      $ 1,620,241
                                               ===========     ===========      ===========

Net income allocable to:
   Limited partners                            $ 2,514,930     $ 2,765,805      $ 1,604,039
   General Partner                                  25,403          27,937           16,202
                                               -----------     -----------      -----------

                                               $ 2,540,333     $ 2,793,742      $ 1,620,241
                                               ===========     ===========      ===========

Weighted average number of limited
   partnership units outstanding                   399,179         399,229          399,703
                                               ===========     ===========      ===========


Net income per weighted average
   limited partnership unit                    $      6.30     $      6.93      $      4.01
                                               ===========     ===========      ===========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1996, 1995 and 1994


                             Limited Partner Distributions

                                 Return of    Investment     Limited        General
                                  Capital       Income       Partners       Partner       Total
                              (Per weighted average unit)

Balance at December 31, 1993                               $ 26,485,996   $  (80,957)   $26,405,039

Cash distributions to partners   $   9.99      $  4.01       (5,596,503)     (56,530)    (5,653,033)

Limited partnership units redeemed
   (767 units)                                                  (39,205)           -        (39,205)

Net income                                                    1,604,039       16,202      1,620,241
                                                           ------------   ----------    -----------

Balance at December 31, 1994                                 22,454,327     (121,285)    22,333,042

Cash distributions to partners   $   7.07      $  6.93       (5,589,207)     (56,457)    (5,645,664)

Limited partnership units redeemed
   (25 units)                                                      (764)            -          (764)

Net income                                                    2,765,805       27,937      2,793,742
                                                           ------------   ----------    -----------

Balance at December 31, 1995                                 19,630,161     (149,805)    19,480,356

Cash distributions to partners   $   7.70      $  6.30       (5,588,508)     (56,450)    (5,644,958)

Limited partnership units redeemed
   (50 units)                                                    (1,071)            -        (1,071)

Net income                                                    2,514,930       25,403      2,540,333
                                                           ------------   ----------    -----------

Balance at December 31, 1996                               $ 16,555,512   $ (180,852)   $16,374,660
                                                           ============   ==========    ===========









See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                              1996         1995        1994
                                                              ----         ----        ----
Cash flows from operating activities:
   Net income                                            $ 2,540,333  $ 2,793,742  $1,620,241
                                                         -----------  -----------  ----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Allowance for doubtful accounts                         100,170      235,916     242,288
     Finance income portion of receivables paid
       directly to lenders by lessees                     (1,554,592)    (776,205)   (979,761)
     Amortization of initial direct costs                    614,441      511,427     580,457
     Net gain on sales or remarketing of equipment        (2,391,683)  (1,931,333) (1,199,830)
     Interest expense on non-recourse financing
       paid directly by lessees                            1,200,696      539,259     576,447
     Interest expense accrued on non-recourse debt            11,871       35,286      54,022
     Collection of principal - non-financed receivables    1,726,064    2,469,314   3,603,914
     Collection of principal - leveraged leases              207,683      429,383     486,672
     Income from leveraged leases, net                      (369,511)  (1,508,626) (1,605,846)
     Depreciation                                                 -             -       4,167
     Change in operating assets and liabilities:
       Accounts payable to General Partner and
         affiliates, net                                     (97,006)     103,268     (90,385)
       Accounts payable - other                             (156,530)     (27,978)     39,821
       Security deposits and deferred credits                209,245     (129,065) (1,750,823)
       Other, net                                           (419,557)      11,966     387,788
                                                         -----------  -----------  ----------

         Total adjustments                                  (918,709)     (37,388)    348,931
                                                         -----------  -----------  ----------

       Net cash provided by operating activities           1,621,624    2,756,354   1,969,172
                                                         -----------  -----------  ----------

Cash flows from investing activities:
   Proceeds from sales of equipment                       15,681,303    6,776,544   9,054,589
   Equipment and receivables purchased                   (15,977,478)  (5,675,075) (3,762,700)
   Initial direct costs                                     (404,957)    (756,658)   (145,727)
                                                         -----------  -----------  ----------

       Net cash provided by (used in) investing activities  (701,132)     344,811   5,146,162
                                                          ----------  -----------  ----------

Cash flows from financing activities:
   Proceeds from revolving credit facility                 5,250,000           -            -
   Cash distributions to partners                         (5,644,958)  (5,645,664) (5,653,033)
   Principal payments on non-recourse securitized
     and non-recourse debt                                (1,998,938)    (776,692)   (430,000)
   Principal payments on revolving credit facility        (1,863,579)          -            -
   Redemption of limited partnership units                    (1,071)        (764)    (39,205)
   Proceeds from notes payable non-recourse
     -securitized                                                 -     4,148,838           -
                                                         -----------  -----------  ----------

       Net cash used in financing activities              (4,258,546)  (2,274,282) (6,122,238)
                                                         -----------  -----------  ----------

   Net decrease in cash                                   (3,338,054)     826,883     993,096

Cash at beginning of year                                  3,751,899    2,925,016   1,931,920
                                                         -----------  -----------  ----------

Cash at end of year                                      $   413,845  $ 3,751,899  $2,925,016
                                                         ===========  ===========  ==========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   Interest expense of $1,651,940, $621,199 and $652,196 for the years ended December 31, 1996, 1995 and 1994 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,275,475, $574,545 and $630,469, respectively, and other interest of $376,465, $46,654 and $21,727, respectively.

   During the years ended December 31, 1996, 1995 and 1994, non-cash activities included the following:

                                                      1996          1995              1994
                                                      ----          ----              ----
Principal and interest on finance receivables
    paid directly to lender by lessees           $  8,606,303   $  6,942,951     $  8,265,958
Principal and interest on non-recourse financing
    paid directly by lessees                       (8,606,303)    (6,942,951)      (8,265,958)

Non-recourse notes payable assumed in
    purchase price - finance and operating leases   5,429,406     13,579,698         (217,368)
Accounts payable - equipment                               -       2,539,759                -
Fair value of equipment and receivables
    purchased for debt and payables                (5,429,406)   (16,119,457)         217,368

Decrease in investment in finance leases due
    to termination of leases                        3,869,025        812,097        1,985,605
Decrease in notes payable - non-recourse due to
    termination of leases                          (3,841,797)      (299,817)      (1,985,605)

Decrease in security deposits and deferred credits    (27,228)      (512,280)             -
                                                  -----------   ------------     ------------
                                                  $       -     $       -        $        -
                                                  ===========   ============     ============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1996

1.  Organization

    ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed on February 21, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on August 23, 1991 and by its final closing on June 5, 1992, 400,000 units had been admitted into the Partnership with aggregate gross proceeds of $40,000,000. During 1994, the Partnership redeemed 767 limited partnership units, during 1995 the Partnership redeemed 25 limited partnership units and during 1996 the Partnership redeemed 50 limited partnership units leaving 399,158 limited partnership units outstanding at December 31, 1996.

    The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under a management agreement with the Partnership.

    ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering costs aggregated $5,400,000, (including $2,207,188 paid to the General Partner or its affiliates), and were charged directly to limited partners' equity.

    Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

2.  Significant Accounting Policies

    Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Leases - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases or operating leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases and leverage leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

    Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income, and the initial direct costs are amortized, over the terms of the receivables using the interest method. Financing transactions are supported by a written promissory note evidencing the obligation of the user to repay the principal, together with interest, which will be sufficient to return the Partnership's full cost associated with such financing transaction, together with some investment income. Furthermore, the repayment obligation is collateralized by a security interest in the tangible or intangible personal property.

    Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. The fair value of certain debt obligations are disclosed in Note 7 to the consolidated financial statements. Fair value information with respect to the Company's assets and certain non-recourse notes payable is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets other than lease related investments approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate on a lease by lease basis.

    Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 25 limited partnership units during 1995 and 50 limited partnership units during 1996. The redemption amount was calculated following the specific redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction of partners equity.

    Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

    Impairment of Estimated Residual Values - In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

    The Partnership's policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

    Consolidation - The consolidated  financial  statements include the accounts
of  the  Partnership  and  its  wholly  owned  subsidiary,   ICON  D  Corp.  All
intercompany accounts and transactions have been eliminated.

    Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

3.  Net Investment in Leveraged Leases

    The Partnership acquired leveraged leases for $21,005,500 in October 1992. The leases were with Ohio Power Company and the underlying equipment consisted of towboats and barges. In April 1995, the Partnership sold a towboat for a sales price of $1,750,000. This sale resulted in a net gain of $348,724 after paying expenses related to the sale, retiring non-recourse debt of $407,823, and paying residual sharing fees of $110,420. In July 1995, the Partnership sold an additional towboat for a sales price of $2,142,000. This sale resulted in a net gain of $790,711 after paying expenses related to the sale, retiring non-recourse debt of $393,792, and paying residual sharing fees of $124,118. On April 23, 1996 the Partnership sold its remaining beneficial interest in the trust which owned the towboats and barges for a sale price of $13,686,983. This sale resulted in a net gain of $1,891,802 after paying expenses related to the sale, retiring non-recourse debt of $3,841,797, and paying residual sharing fees of $230,773.

    The net investment in the leveraged leases as of December 31, 1996 and 1995 consisted of the following:

                                                                      1996              1995
                                                                      ----              ----
    Minimum rents receivable (net of principal and
      interest on non-recourse debt)                           $      -          $     623,050
    Estimated unguaranteed residual value                             -             12,756,788
    Initial direct costs                                              -                134,397
    Unearned income                                                   -             (1,936,322)
                                                               ------------      -------------
                                                               $      -          $  11,577,913
                                                               ============      =============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

4.  Receivables Due in Installments

    Non-cancelable minimum annual amounts due on finance leases and financings as of December 31, 1996 are as follows:

                              Finance
  Year                        Leases           Financings             Total

  1997                  $  8,713,123         $ 2,558,438        $ 11,271,561
  1998                     4,813,681           1,528,027           6,341,708
  1999                     2,023,327             750,807           2,774,134
  2000                       923,078             494,912           1,417,990
  2001                       311,151             169,963             481,114
Thereafter                        -           10,008,174          10,008,174
                        ------------         -----------        ------------
                        $ 16,784,360         $15,510,321        $ 32,294,681
                        ============         ===========        ============

5.  Investment in Operating Leases

    The investment in operating leases at December 31, 1996, 1995 and 1994 consisted of the following:

                                                1996              1995               1994
                                                ----              ----               ----

Equipment cost, beginning of year           $    14,095       $     41,564      $  6,711,966
Equipment sold                                  (14,095)           (27,469)       (6,670,402)
                                            -----------       ------------      ------------

Equipment cost, end of year                          -              14,095            41,564
                                            -----------       ------------      ------------

Accumulated depreciation, beginning of year     (12,305)           (38,526)       (4,417,742)
Depreciation                                         -                 -              (4,167)
Equipment sold                                   12,305             26,221         4,383,383
                                            -----------       ------------      ------------

Accumulated depreciation, end of year                -             (12,305)          (38,526)
                                            -----------       ------------      ------------

Initial direct costs, net of accumulated
   amortization, end of year                         -                  24                24
                                            -----------       ------------      ------------

Investment in operating leases, end of year $       -         $      1,814      $      3,062
                                            ===========       ============      ============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.  Allowance for Doubtful Accounts

    The allowance for doubtful accounts related to the investments in finance leases, financings and operating leases consisted of the following:

                                           Finance                    Operating
                                           Leases       Financings      Leases         Total

Balance at December 31, 1993              $ 601,718     $  34,169     $  51,319      $687,206

    Charged to operations                   438,024        20,000        16,976       475,000
    Accounts written-off                   (353,234)      (18,435)       (2,026)     (373,695)
    Recovery on accounts previously
      written-off                            72,415        68,569             -       140,984
    Transfer within accounts                103,436       (38,607)      (64,829)            -
                                          ---------     ---------     ---------      --------

Balance at December 31, 1994                862,359        65,696         1,440       929,495

    Charged to operations                   117,000        33,620          (620)      150,000
    Accounts written-off                   (233,655)      (25,719)           -       (259,374)
    Recovery on accounts previously
      written-off                            20,407       128,663            -        149,070
                                          ---------     ---------     ---------      --------

Balance at December 31, 1995                766,111       202,260           820       969,191

    Accounts written-off                   (126,417)      (39,066)         (109)     (165,592)
    Recovery on accounts previously
      written-off                            11,141        89,029             -       100,170
    Transfer within accounts                    711            -           (711)            -
                                          ---------     ---------     ---------      --------

Balance at December 31, 1996              $ 651,546     $ 252,223     $      -       $903,769
                                          =========     =========     =========      ========

7.  Notes Payable

    The Partnership entered into a secured revolving credit agreement (the "Facility") in October 1992, which was amended in March 1996. The maximum amount available under the Facility was $5,000,000. The Facility was secured by an assignment of eligible receivables and the underlying equipment and allowed the Partnership to borrow based on eligible, unencumbered receivables. The Partnership calculated, on a monthly basis, the maximum amount borrowable under the Facility. In the event that the current borrowable amount was less than the prior month's balance outstanding, the Partnership was required to pay down the Facility for the reduction in the borrowable limit. Interest was payable at prime (8.25% at December 31, 1996) plus .5%. The Facility required the Partnership, among other things, to meet certain objectives with respect to financial ratios. At December 31, 1996, 1995 and 1994, the Partnership was in compliance with the covenants required by the Facility. The Partnership had, as of December 31, 1996, $3,386,421 available for borrowing under the Facility, all of which was outstanding at year end.

    The Facility had a final maturity date of January 31, 1997, on which date the Partnership paid the outstanding balance and terminated the agreement.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

    In December 1995, the Partnership borrowed $4,148,838 by pledging lease receivables and granting a security interest in the underlying equipment and receivables relating to a securitized specified group of leases and financing transactions. The borrowing is recorded as a non-recourse note payable, bears interest at a fixed rate of 8.02%, and is payable only from receivable proceeds from the portfolio that has secured it.

    Notes payable non-recourse consists of the following: (1) notes payable non-recourse securitized, which is being paid directly to the Partnership from lease transactions and (2) notes payable non-recourse, which is being paid directly to the lenders by the lessees. These notes bear interest at rates ranging from 5.2% to 12% and mature as follows:

                   Notes Payable
                   Non-Recourse     Notes Payable
                     Securitized    Non-Recourse        Total

 1997              $    987,860     $  7,079,195    $  8,067,055
 1998                   702,863        2,931,330       3,634,193
 1999                   373,091          937,463       1,310,554
 2000                    64,724          663,439         728,163
 2001                        -           214,461         214,461
 Thereafter                  -           129,998         129,998
                   ------------     ------------    ------------

                   $  2,128,538     $ 11,955,886    $ 14,084,424
                   ============     ============    ============

    Included in the above are $898,927 in notes payable non-recourse due to various third parties in conjunction with the purchase and assignment of lease transactions as they relate to residual sharing agreements. The interest rates on these notes range from 8% to 12% and are payable only to the extent certain residuals are realized, which are estimated to occur in 1997.

    The fair value of the notes payable non-recourse securitized approximates their carrying value.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

8.  Related Party Transactions

    Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1996, 1995 and 1994 are as follows:
                                                         Charged to
                                          Capitalized    Operations

Acquisition fees                          $   145,727    $      -
Management fees                                    -        778,568
Administrative expense reimbursements              -        337,867
                                          -----------   -----------
Year ended December 31, 1994              $   145,727   $ 1,116,435
                                          ===========   ===========

Acquisition fees                          $   818,397   $       -
Management fees                                    -        594,623
Administrative expense reimbursements              -        257,401
                                          -----------   -----------
Year ended December 31, 1995              $   818,397   $   852,024
                                          ===========   ===========

Acquisition fees                          $   404,957    $      -
Management fees                                    -        685,103
Administrative expense reimbursements              -        301,945
                                          -----------   -----------
Year ended December 31, 1996              $   404,957   $   987,048
                                          ===========   ===========

     Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction in the amount of $8,756,291. This represents the financing of excess cash, or free cash, which results from lease rental payments being greater than senior debt payments on a leveraged lease. The financing is secured by the underlying equipment, a 1986 McDonnell Douglas DC-10-30F aircraft, currently on lease to Federal Express Corp. Subsequent to this financing, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an affiliate of the Partnership, acquired the residual, or equity, interest in the leveraged lease, and assumed the related outstanding non-recourse senior and junior debt.

     On January 29, 1997, L.P. Seven re-financed the free cash and $2 million of its position against the aircraft's residual position with a third party. As a result of this re-financing, the Partnership received proceeds of $7,221,452 and reduced its interest in the net investment to $1,201,090.

9.   Security Deposits and Deferred Credits

     Security deposits and deferred credits at December 31, 1996 and 1995 include $39,751 and $3,010, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

10.  Subsidiary

    On December 27, 1994, the Partnership formed a wholly owned subsidiary, ICON D Corp., a Massachusetts corporation, formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed for personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON D Corp, a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON D Corp. As of December 31, 1996, there was no federal tax liability for ICON D Corp.

11. Commitments and Contingencies

    On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners L.P. Six and ICON Cash Flow Partners L.P. Seven, (collectively "the Members"), contributed and assigned $8,671,773, $6,712,631 and $6,582,150, respectively, in equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 40.8%, 29.8% and 29.4% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997-A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and the remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership will account for its investment in 1997-A under the equity method. The investment in 1997-A will be increased or decreased by its share of profit or losses and decreased by any distributions received by 1997-A.

    The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these third parties based on specified formulas. For the years ended December 31, 1996, 1995 and 1994, the Partnership paid $266,469, $141,391 and $544,214, respectively, to third parties as their share under the agreements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

12. Tax Information (Unaudited)

    The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                                 1996              1995             1994
                                                 ----              ----             ----

Net income per financial statements         $ 2,540,333     $   2,793,742    $   1,620,241

Differences due to:
  Direct finance leases                       3,115,234         7,820,221       10,700,947
  Depreciation and amortization                (129,832)       (5,819,098)      (7,891,702)
  Provision for losses                         (156,596)           (6,182)         (43,039)
  Loss on sale of equipment                  (2,336,699)       (3,190,163)      (1,867,535)
  Other                                          64,867            42,805           93,515
                                            -----------     -------------    -------------

Partnership income for
  federal income tax purposes               $ 3,097,307     $   1,641,325    $   2,612,427
                                            ===========     =============    =============

  As of December 31, 1996, the partners' capital accounts included in the financial statements totaled $16,374,660 compared to the partners' capital accounts for federal income tax purposes of $27,990,143 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1995

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

    The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to operating leases and full payout leases.

    The manager of the Registrant's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services, including tax-oriented leasing and financing. In addition, the General Partner offers financial consulting and placement services for which fees are earned as a result of successful placements of various secured financings and mortgages.

    The General Partner is performing or causing to be performed certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, releasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, supervision of maintenance being performed by third parties, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

    The officers and directors of the General Partner are as follows:

     Beaufort J.B. Clarke      President, Chief Executive Officer and Director

     Thomas W. Martin          Executive Vice President and Director

     Paul B. Weiss             Executive Vice President

     Gary N. Silverhardt       Vice President and Chief Financial Officer

     Neil A. Roberts           Director

     Tim Spring                Director

     Beaufort J. B. Clarke, age 50, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
                                December 31, 1996

     Thomas W. Martin, age 42, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 12 years of senior management experience in the leasing business, particularly in the area of syndication.

    Paul B. Weiss, age 36, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 36, is Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

    Neil A. Roberts, age 47, has been the Managing Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Roberts has over 25 years of experience in the leasing and finance business, including positions with Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

    Timothy R. Spring, age 39, Commercial Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Spring has over 13 years of leasing experience in the United Kingdom. He was formerly Lease Commercial Director at Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

Item 11.  Executive Compensation

    The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1996, 1995 and 1994.

      Entity        Capacity          Type of Compensation       1996         1995        1994
      ------        --------          --------------------       ----         ----        ----

ICON Capital Corp.  Manager           Acquisition fees        $  404,957  $  818,397  $   145,727
ICON Capital Corp.  General Partner   Management fees            685,103     594,623      778,568
ICON Capital Corp.  General Partner   Administrative expense
                                        reimbursements           301,945     257,401      337,867
                                                              ----------  ----------  -----------

                                                              $1,392,005  $1,670,421  $ 1,262,162
                                                              ==========  ==========  ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The registrant is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 7, 1997, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title                    Amount Beneficially                  Percent
   of Class                        Owned                          of Class

General Partner   Represents initially a 1% and potentially a        100%
  Interest        10% interest in the Partnership's income, gain
                  and loss deductions.

    Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each investor has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on the outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

Item 13.  Certain Relationships and Related Transactions

    None other than those disclosed in Item 11 herein.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements - See Part II, Item 8 hereof.

    2.  Financial Statement Schedule - None.

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

    3.  Exhibits - The following exhibits are incorporated herein by reference:

     (i) Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit A to Amendment No. 2 to Form S-1 Registration
          Statement No. 2-99858 filed with the Securities and Exchange Commission on December 12, 1986).

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1996

     (ii) Certificate of Limited Partnership of the Partnership (Incorporated herein by reference to Exhibit 3.01 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 23, 1985 and to Exhibit 3.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

     (iii)Form of Management Agreement between the Partnership and Crossgate Leasing, Inc. (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1996.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1996

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ICON CASH FLOW PARTNERS, L.P., Series D
                                   File No. 33-40044 (Registrant)
                                   By its General Partner, ICON Capital Corp.


Date: March 28, 1997               Beaufort J.B. Clarke
                                   ---------------------------------------------
                                   Beaufort J.B. Clarke
                                   President, Chief Executive Officer
                                     and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 28, 1997              Beaufort J.B. Clarke
                                   ---------------------------------------------
                                   Beaufort J.B. Clarke
                                   President, Chief Executive Officer
                                     and Director


Date:  March 28, 1997              Thomas W. Martin
                                   ---------------------------------------------
                                   Thomas W. Martin
                                   Executive Vice President and Director


Date:  March 28, 1997              Gary N. Silverhardt
                                   ---------------------------------------------
                                   Gary N. Silverhardt
                                   Vice President and Chief Financial Officer


     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.