Form 10-Q
period 1997-03-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 1997-05-15
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                         March 31, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                           33-40044
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series D
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              13-3602979
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (914) 698-0600
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                             March 31,       December 31,
                                                               1997              1996
       Assets

Cash                                                     $     1,564,411   $      413,845
                                                         ---------------   --------------

Investment in finance leases
   Minimum rents receivable                                   14,241,316       16,784,360
   Estimated unguaranteed residual values                      7,181,364        7,587,992
   Initial direct costs                                          280,106          484,908
   Unearned income                                            (2,552,405)      (2,955,625)
   Allowance for doubtful accounts                              (652,560)        (651,546)
                                                         ---------------   --------------
                                                              18,497,821       21,250,089

Equity investment in joint venture                             4,893,418          -
                                                         ---------------   --------------

Investment in financings
   Receivables due in installments                             3,984,087       15,510,321
   Initial direct costs                                           22,592           93,060
   Unearned income                                            (1,320,896)      (3,086,270)
   Allowance for doubtful accounts                              (258,419)        (252,223)
                                                         ---------------   --------------
                                                               2,427,364       12,264,888

Other assets                                                     655,294          334,318
                                                         ---------------   --------------

Total assets                                             $    28,038,308   $   34,263,140
                                                         ===============   ==============

       Liabilities and Partners' Equity

Notes payable - non-recourse                             $    10,179,833   $   11,955,886
Note payable - non-recourse - securitized                      1,843,391        2,128,538
Security deposits and deferred credits                           692,018          269,582
Accounts payable - other                                          89,752          129,647
Note payable - revolving credit facility                          -             3,386,421
Accounts payable to General Partner and affiliates, net           -                18,406
                                                         ---------------   --------------
                                                              12,804,994       17,888,480
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                              (192,266)        (180,852)
   Limited partners (399,158 units outstanding, $100
     per unit original issue price)                           15,425,580       16,555,512
                                                         ---------------   --------------

Total partners' equity                                        15,233,314       16,374,660
                                                         ---------------   --------------

Total liabilities and partners' equity                   $    28,038,308   $   34,263,140
                                                         ===============   ==============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                1997              1996
                                                                ----              ----
Revenues

   Finance income                                         $       530,669   $      599,140
   Net gain on sales or remarketing
     of equipment                                                 302,687          119,071
   Interest income and other                                       33,985           34,788
   Income from equity investment in joint venture                  18,561             -
   Income from leveraged leases, net                                -              369,511
                                                          ---------------   --------------

   Total revenues                                                 885,902        1,122,510
                                                          ---------------   --------------

Expenses

   Interest                                                       265,859          396,577
   Management fees - General Partner                              138,961          142,090
   Amortization of initial direct costs                           108,858          165,475
   Administrative expense reimbursements
     - General Partner                                             64,555           57,889
   General and administrative                                      37,849           45,690
                                                          ---------------   --------------

   Total expenses                                                 616,082          807,721
                                                          ---------------   --------------

Net income                                                $       269,820   $      314,789
                                                          ===============   ==============

Net income allocable to:
   Limited partners                                       $       267,122   $      311,641
   General Partner                                                  2,698            3,148
                                                          ---------------   --------------

                                                          $       269,820   $      314,789
                                                          ===============   ==============

Weighted average number of limited
   partnership units outstanding                                  399,158          399,233
                                                          ===============   ==============

Net income per weighted average
   limited partnership unit                               $           .67   $          .78
                                                          ===============   ==============




See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                 For the Three Months Ended March 31, 1997, and
                the Years Ended December 31, 1996, 1995 and 1994
                                   (unaudited)

                             Limited Partner Distributions
                                 Return of    Investment            Limited           General
                                  Capital       Income             Partners           Partner         Total
                              (Per weighted average unit)

Balance at
   December 31, 1993                                           $   26,485,996    $     (80,957)  $   26,405,039

Cash distributions
   to partners                   $   9.99       $  4.01            (5,596,503)         (56,530)      (5,653,033)
Limited partnership units
   redeemed (767 units)                                               (39,205)            -             (39,205)
Net income                                                          1,604,039           16,202        1,620,241
                                                               --------------    -------------   --------------

Balance at
   December 31, 1994                                               22,454,327         (121,285)      22,333,042
Cash distributions
   to partners                   $   7.07       $  6.93            (5,589,207)         (56,457)      (5,645,664)
Limited partnership
   units redeemed (25 units)                                             (764)            -                (764)
Net income                                                          2,765,805           27,937        2,793,742
                                                               --------------    -------------   --------------

Balance at
   December 31, 1995                                               19,630,161         (149,805)      19,480,356
Cash distributions
   to partners                   $   7.70       $  6.30            (5,588,508)         (56,450)      (5,644,958)
Limited partnership units
   redeemed (50 units)                                                 (1,071)            -              (1,071)
Net income                                                          2,514,930           25,403        2,540,333
                                                               --------------    -------------   --------------

Balance at
   December 31, 1996                                               16,555,512         (180,852)      16,374,660
Cash distributions
   to partners                   $   2.83       $   .67            (1,397,054)         (14,112)      (1,411,166)
Net income                                                            267,122            2,698          269,820
                                                               --------------    -------------   --------------

Balance at
   March 31, 1997                                              $   15,425,580    $    (192,266)  $   15,233,314
                                                               ==============    =============   ==============


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                        1997             1996
                                                                                        ----             ----

Cash flows from operating activities:
   Net income                                                                      $     269,820   $     314,789
                                                                                   -------------   -------------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Finance income portion of receivables paid directly to
        lenders by lessees                                                              (273,202)       (385,465)
      Amortization of initial direct costs                                               108,858         165,475
      Net gain on sales or remarketing of equipment                                     (302,687)       (119,071)
      Interest expense on non-recourse financing paid directly by lessees                202,682         298,869
      Interest expense accrued on non-recourse debt                                         -              4,376
      Interest expense accrued on non-recourse securitized debt                             -             44,793
      Collection of principal - non-financed receivables                                 702,130         538,119
      Income from leveraged leases, net                                                     -           (369,511)
      Income from equity investment in joint venture                                     (18,561)           -
      Changes in operating assets and liabilities:
         Allowance for doubtful accounts                                                   7,210          20,068
         Accounts payable to General Partner and affiliates, net                         (18,406)        173,937
        Accounts payable - other                                                         (39,895)        (14,291)
         Security deposits and deferred credits                                          422,436         103,592
         Other, net                                                                     (155,873)         16,166
                                                                                   -------------   -------------

           Total adjustments                                                             634,692         477,057
                                                                                   -------------   -------------

           Net cash provided by operating activities                                     904,512         791,846
                                                                                   -------------   -------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                    8,738,593         260,317
   Equipment and receivables purchased                                                (3,409,805)     (2,779,092)
   Initial direct costs                                                                     -           (273,069)
                                                                                   -------------   -------------

           Net cash provided by (used in) investing activities                         5,328,788      (2,791,844)
                                                                                   -------------   -------------

Cash flows from financing activities:
   Principal payments on notes payable-revolving credit facility                      (3,386,421)            -
   Principal payments on non-recourse securitized debt                                  (285,147)       (541,033)
   Cash distributions to partners                                                     (1,411,166)     (1,411,342)
   Proceeds from revolving line of credit                                                  -           1,000,000
                                                                                   -------------   -------------

           Net cash used in financing activities                                      (5,082,734)       (952,375)
                                                                                   -------------   -------------

Net increase (decrease) in cash                                                        1,150,566      (2,952,373)

Cash at beginning of period                                                              413,845       3,751,899
                                                                                   -------------   -------------

Cash at end of period                                                              $   1,564,411   $     799,526
                                                                                   =============   =============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   During the three months ended March 31, 1997 and 1996, non-cash activities included the following:

                                                                                  1997                  1996
                                                                                  ----                  ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees                         $     1,978,735     $      1,639,957
Principal and interest on non-recourse financing
   paid directly by lessees                                                     (1,814,552)          (1,639,957)

Decrease in investments in finance leases and
   financings due to contribution to joint venture                               4,874,857                  -
Increase in equity investment in joint venture                                  (4,874,857)                 -

Non-recourse notes payable assumed
   in purchase price                                                                 -                6,074,561
Fair value of equipment and receivables
   purchased for debt and payables                                                   -               (6,074,561)
                                                                           ---------------     ----------------

                                                                           $        -          $         -
                                                                           ===============     ===========

        Interest expense of $265,859 and $396,577 for the three months ended March 31, 1997 and 1996 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $202,682 and $348,038, respectively, interest expense on non-recourse securitized note payable of $62,477 and $0, respectively, and other interest of $700 and $48,539, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

                                   (unaudited)

1.    Basis of Presentation

      The consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1996 Annual Report on Form 10-K.

2.    Security Deposits and Deferred Credits

      Security deposits and deferred credits at March 31, 1997 and December 31, 1996 include $364,401 and $34,476, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

3.    Related Party Transactions

      During the three months ended March 31, 1997 and 1996, the Partnership paid or accrued to the General Partner management fees of $138,961 and $142,090, respectively, and administrative expense reimbursements of $64,555 and $57,889, respectively. These fees and reimbursements were charged to operations.

     Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction for $8,756,291. This transaction represents the financing of free cash and first priority rights of the first $4,000,000 of residual proceeds from the eventual sale of the equipment related to a leveraged lease. The free cash results from lease rental payments being greater than the debt payments. The financing is secured by the underlying equipment, a 1986 McDonnell Douglas DC-10-30F aircraft, currently on lease to Federal Express Corp. In August 1996 ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an affiliate of the Partnership, acquired the residual interest in the leveraged lease and assumed the related outstanding non-recourse debt. In January 1997 L.P. Seven re-financed the free cash and $2,000,000 of its residual position with a third party. As a result of this re-financing, the Partnership received proceeds of $7,221,452 and reduced its interest in the investment to $1,201,090.

4.    Investment in Joint Venture

      The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

     On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners L.P. Six and ICON Cash Flow Partners L.P. Seven, (collectively "the Members"), contributed and assigned $5,794,273, $6,712,631 and $6,582,150 in equipment lease and finance receivables and residuals with a net book value of $4,874,857, $5,553,962 and $5,465,238, respectively, to ICON Receivables 1997-A
LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 30.67%, 34.94% and 34.39% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997-A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and the remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership accounts for its investment in 1997-A under the equity method.

      Information as to the financial position and results of operations of 1997-A as of and for the quarter ended March 31, 1997 is summarized below:

                                             March 31, 1997

           Assets                          $      23,430,264
                                           =================

           Liabilities                     $       7,475,691
                                           =================

           Equity                          $      15,954,573
                                           =================

                                          Three Months Ended
                                            March 31, 1997

           Net income                      $          60,516
                                           =================

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                 March 31, 1997

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, equity investment in joint venture, financings and leveraged leases representing 72%, 18%, 10% and 0% of total investments at March 31, 1997, respectively, and 64%, 0%, 8% and 28% of total investments at March 31, 1996, respectively.

     For the three months ended March 31, 1997 and 1996, the Partnership leased or financed equipment with initial costs of $3,409,803 and $6,826,715, respectively, to 40 and 60 lessees or equipment users, respectively. The weighted average initial transaction term for each year was 28 and 33 months, respectively.

Results of Operations for the Three Months Ended March 31, 1997 and 1996

     Revenues for the three months ended March 31, 1997 were $885,902, representing a decrease of $236,608 or 21% from 1996. The decrease in revenues resulted primarily from a decrease in income from leveraged leases of $369,511 or 100% and a decrease in finance income of $68,471 or 11%, from 1996. This decrease was partially offset by an increase in net gain on sales or remarketing of equipment of $183,616 and an increase in income from investment in joint venture of $18,561. Income from leveraged leases decreased as a result of the April 1996 sale of all of the underlying equipment relating to the Partnership's investment in leveraged leases. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The increase in net gain on sales or remarketing of equipment was due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment.

     Expenses for the three months ended March 31, 1997 were $616,082, representing a decrease of $191,639 or 24% from 1996. The decrease in expenses resulted primarily from a decrease in interest expense of $130,718 or 33%, a decrease in amortization of initial direct costs of $56,617 or 34%, a decrease in general and administrative expenses of $7,841 or 17% and a decrease in management fees of $3,129 or 2% from 1996. These decreases were partially offset by an increase in administrative expense reimbursements of $6,666 or 12%. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997. Amortization of initial direct costs, general and administrative expenses and management fees decreased due to a decrease in the average size of the portfolio from 1996 to 1997.

     Net income for the three months ended March 31, 1997 and 1996 was $269,820 and $314,789, respectively. The net income per weighted average limited partnership unit was $.67 and $.78 for 1997 and 1996, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 1997 and 1996 were net cash provided by operations of $904,512 and $791,846, respectively, proceeds from sales of equipment of $8,738,593 and $260,317, respectively, and a borrowing of $1,000,000 from a revolving line of credit in 1996. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

     Cash distributions to the limited partners for the three months ended March 31, 1997 and 1996, which were paid monthly, totaled $1,397,054 and $1,397,229, respectively, of which $267,122 and $311,641 was investment income and $1,129,932 and $1,085,588 was a return of capital, respectively. The monthly annualized cash distribution rate for the three months ended March 31, 1997 and 1996 was 14.00%, of which 2.67% and 3.12% was investment income and 11.33% and 10.88% was a return of capital, respectively, calculated as a percentage of each limited partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding was $3.50, of which $.67 and $.78 was investment income and $2.83 and $2.72 was a return of capital, respectively.

     The Partnership entered into a revolving credit agreement (the "Facility") in October 1992. The facility was amended in March 1996. The maximum amount available under the Facility was $5,000,000 and at December 31, 1996 the Partnership had $3,386,421 available for borrowing under the Facility, all of which was outstanding at year end. The facility had a final maturity date of January 31, 1997, at which time the Partnership paid the outstanding balance and terminated the agreement.

     Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction for $8,756,291. This transaction represents the financing of free cash and first priority rights of the first $4,000,000 of residual proceeds from the eventual sale of the equipment related to a leveraged lease. The free cash results from lease rental payments being greater than the debt payments. The financing is secured by the underlying equipment, a 1986 McDonnell Douglas DC-10-30F aircraft, currently on lease to Federal Express Corp. In August 1996 ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an affiliate of the Partnership, acquired the residual interest in the leveraged lease and assumed the related outstanding non-recourse debt. In January 1997 L.P. Seven re-financed the free cash and $2,000,000 of its residual position with a third party. As a result of this re-financing, the Partnership received proceeds of $7,221,452 and reduced its interest in the investment to $1,201,090.

     On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners L.P. Six and ICON Cash Flow Partners L.P. Seven, (collectively "the Members"), contributed and assigned $5,794,273, $6,712,631 and $6,582,150 in equipment lease and finance receivables and residuals with a net book value of $4,874,857, $5,553,962 and $5,465,238, respectively, to ICON Receivables 1997-A
LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 30.67%, 34.94% and 34.39% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997-A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and any remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership accounts for its investment in 1997-A under the equity method.

     The Partnership's Reinvestment Period ends June 5, 1997. The Disposition Period begins June 6, 1997 and is expected to continue through June 5, 2002. During the Disposition Period the Partnership will distribute substantially all distributable cash from operations and sales to the Partners and begin the orderly termination of its operations and affairs. The Partnership will not reinvest in any leased equipment during the Disposition Period.

     As of March 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

                                ICON CASH FLOW PARTNERS, L.P., SERIES D
                                File No. 33-40044 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.




May 15, 1997                    Gary N. Silverhardt
---------------                 ------------------------------------------------
    Date                        Gary N. Silverhardt
                                Chief Financial Officer
                                (Principal financial and account officer of the General Partner of the Registrant)