Form 10-Q
period 1997-06-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 1997-08-14
CIK 874320

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549


                                           FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                          June 30, 1997
                     -----------------------------------------------------------

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from                       to
                              ----------------------    ------------------------

Commission File Number                          33-40044
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                   June 30,    December 31,
                                                                     1997          1996
       Assets

Cash                                                            $    462,922   $   413,845
                                                                ------------   -----------

Investment in finance leases
   Minimum rents receivable                                       12,194,841    16,784,360
   Estimated unguaranteed residual values                          7,105,326     7,587,992
   Initial direct costs                                              220,237       484,908
   Unearned income                                                (2,124,300)   (2,955,625)
   Allowance for doubtful accounts                                  (639,257)     (651,546)
                                                                ------------   -----------
                                                                  16,756,847    21,250,089

Investment in operating lease equipment, at cost                   6,819,250        -
                                                                ------------   -----------

Equity investment in joint venture                                 4,615,907        -
                                                                ------------   -----------

Investment in financings
   Receivables due in installments                                 3,813,828    15,510,321
   Initial direct costs                                               19,315        93,060
   Unearned income                                                (1,257,319)   (3,086,270)
   Allowance for doubtful accounts                                  (264,960)     (252,223)
                                                                ------------   -----------
                                                                   2,310,864    12,264,888

Other assets                                                         508,759       334,318
                                                                ------------   -----------

Total assets                                                    $ 31,474,549   $34,263,140
                                                                ============   ===========

       Liabilities and Partners' Equity

Note payable - recourse                                         $  2,635,812   $    -
Notes payable - non-recourse                                      11,973,637    11,955,886
Note payable - non-recourse - securitized                          1,608,055     2,128,538
Note payable revolving credit facility                                    -      3,386,421
Accounts payable to General Partner and affiliates, net                   -         18,406
Accounts payable - other                                              77,685       129,647
Security deposits and deferred credits                             1,297,628       269,582
                                                                ------------   -----------
                                                                  17,592,817    17,888,480
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (205,778)     (180,852)
   Limited partners (399,118 and 399,158 units outstanding,
     $100 per unit original issue price                           14,087,510    16,555,512
                                                                ------------   -----------

Total partners' equity                                            13,881,732     16,374,660
                                                                ------------   ------------

Total liabilities and partners' equity                          $ 31,474,549   $34,263,140
                                                                ============   ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                            For the Three Months         For the Six Months
                                                Ended June 30,              Ended June 30,
                                           1997         1996            1997           1996
                                           ----         ----            ----           ----
Revenue
   Finance income                   $    487,977   $    849,726  $  1,018,646   $ 1,448,866
   Income from equity investment
     in a joint venture                  119,459              -       138,020             -
   Net gain on sales or
     remarketing of equipment             63,760      2,044,336       366,447     2,163,407
   Interest income and other              22,510        107,235        56,495       142,023
   Income from leveraged lease, net          -               -             -        369,511
                                    ------------   ------------  ------------   -----------

   Total revenues                        693,706      3,001,297     1,579,608     4,123,807
                                    ------------   ------------  ------------   -----------

Expenses
   Interest                              250,752        526,444       516,611       923,021
   Management fees - General Partner     143,315        255,939       282,276       398,029
   Amortization of initial direct costs   94,696        183,723       203,554       349,198
   Administrative expense
     reimbursement  - General Partner     74,022        110,507       138,577       168,396
   General and administrative             70,971         69,252       108,820       114,942
                                    ------------   ------------  ------------   -----------

   Total expenses                        633,756      1,145,865     1,249,838     1,953,586
                                    ------------   ------------  ------------   -----------

Net income                          $     59,950   $  1,855,432  $    329,770   $ 2,170,221
                                    ============   ============  ============   ===========

Net income allocable to:
   Limited partners                 $     59,350   $  1,836,878  $    326,472   $ 2,148,519
   General Partner                           600         18,554         3,298        21,702
                                    ------------   ------------  ------------   -----------

                                    $     59,950   $  1,855,432  $    329,770   $ 2,170,221
                                    ============   ============  ============   ===========
Weighted average number of limited
   partnership units outstanding         399,158        399,195       399,158       399,195
                                    ============   ============  ============   ===========

Net income per weighted average
   limited partnership unit         $        .15   $       4.60  $        .82   $      5.38
                                    ============   ============  ============   ===========





See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1997, and
                the Years Ended December 31, 1996, 1995 and 1994
                                   (unaudited)

                      Limited Partner Distributions
                          Return of  Investment        Limited        General
                           Capital     Income         Partners        Partner      Total
                       (Per weighted average unit)
Balance at
  December 31, 1993                                 $26,485,996   $   (80,957)  $26,405,039

Cash distributions
  to partners              $  9.99     $ 4.01        (5,596,503)      (56,530)   (5,653,033)
Limited partnership units
  redeemed (767 units)                                  (39,205)           -        (39,205)
Net income                                            1,604,039        16,202     1,620,241
                                                    -----------   -----------   -----------

Balance at
  December 31, 1994                                  22,454,327      (121,285)   22,333,042
Cash distributions
  to partners              $  7.07     $ 6.93        (5,589,207)      (56,457)   (5,645,664)
Limited partnership
  units redeemed (25 units)                                (764)           -           (764)
Net income                                            2,765,805        27,937     2,793,742
                                                    -----------   -----------   -----------

Balance at
  December 31, 1995                                  19,630,161      (149,805)   19,480,356
Cash distributions
  to partners              $  7.70     $ 6.30        (5,588,508)      (56,450)   (5,644,958)
Limited partnership units
  redeemed (50 units)                                    (1,071)           -         (1,071)
Net income                                            2,514,930        25,403     2,540,333
                                                    -----------   -----------   -----------

Balance at
  December 31, 1996                                  16,555,512      (180,852)   16,374,660
Cash distributions
  to partners              $  6.18     $  .82        (2,794,108)      (28,224)   (2,822,332)
Limited partnership
  units redeemed (40 units)                                (366)           -           (366)
Net income                                              326,472         3,298       329,770
                                                    -----------   -----------   -----------

Balance at
  June 30, 1997                                     $14,087,510   $  (205,778)  $13,881,732
                                                    ===========   ===========   ===========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                    1997             1996
                                                                    ----             ----
Cash flows provided by operating activities:
   Net income                                                  $     329,770    $  2,170,221
                                                               -------------    ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Finance income portion of receivables paid directly
       to lenders by lessees                                        (499,274)       (869,414)
     Amortization of initial direct costs                            203,554         349,198
     Net gain on sales or remarketing of equipment                  (366,447)     (2,163,407)
     Interest expense on non-recourse financing paid
       directly by lessees                                           371,045         681,764
     Interest expense accrued on non-recourse securitized debt         4,962           8,839
     Collection of principal - non-financed receivables              911,822       1,091,184
     Collection of principle - leveraged leases                         -            207,683
     Income from leveraged leases                                       -           (369,511)
     Income from equity investment in joint venture                 (138,020)          -
     Distribution from investment in joint venture                   396,970           -
     Changes in operating assets and liabilities:
       Allowance for doubtful accounts                               (18,764)        (56,354)
       Accounts payable to General Partner
         and affiliates, net                                         (18,406)       (124,242)
       Accounts payable - other                                      (51,962)       (124,470)
       Security deposits and deferred credits                      1,023,084         137,281
       Other, net                                                    (24,662)        128,543
                                                               -------------    ------------

         Total adjustments                                         1,793,902      (1,359,994)
                                                               -------------    ------------

         Net cash provided by operating activities                 2,123,672         810,227
                                                               -------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                8,137,312      14,581,783
   Equipment and receivables purchased                            (6,118,117)     (5,702,653)
   Initial direct costs                                               -             (344,148)
                                                               -------------    ------------

       Net cash provided by  investing activities                  2,403,503       8,534,982
                                                               -------------    ------------

Cash flows from financing activities:
   Proceeds from note payable - recourse                           2,700,000          -
   Proceeds from revolving line of credit                              -           1,750,000
   Proceeds from note payable affiliate                            3,500,000          -
   Principal payments on note payable affiliate                   (3,500,000)         -
   Principal payments on revolving line of credit                 (3,386,421)     (1,750,000)
   Principal payments on non-recourse securitized debt              (520,483)     (1,304,868)
   Principal payments on note payable - recourse                     (64,188)         -
   Cash distributions to partners                                 (2,822,332)     (2,822,626)
   Redemption of limited partnership units                              (366)         (1,074)
                                                               -------------    ------------

       Net cash used in financing activities                      (4,093,790)     (4,128,568)
                                                               -------------    -------------

Net increase in cash                                                  49,077       5,216,641

Cash at beginning of period                                          413,845       3,751,899
                                                               -------------    ------------

Cash at end of period                                          $     462,922    $  8,968,540
                                                               =============    ============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information


   During the six months ended June 30, 1997 and 1996, non-cash activities included the following:

                                                                  1997               1996
                                                                  ----               ----


Fair value of equipment and receivables purchased
   for debt and payables                                       (3,200,000)        (5,429,406)
Non-recourse notes payable assumed
   in purchase price                                            3,200,000          5,429,406

Decrease in investments in finance leases and
   financings due to contribution to joint venture              4,874,857              -
Increase in equity investment in joint venture                 (4,874,857)             -
Decrease in notes payable non-recourse due to terminations       (164,183)             -
Increase in security deposits and deferred credits                164,183              -

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                          3,389,111          3,798,597
Principal and interest on non-recourse financing
   paid directly by lessees                                    (3,389,111)        (3,798,597)
                                                             ------------        -----------

                                                             $    -              $    -
                                                             ============        ===========

    Interest expense of $516,611 and $923,021 for the six months ended June 30, 1997 and 1996 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $371,045 and $765,382, respectively, interest expense on non-recourse securitized note payable of $74,144 and $0, respectively, interest expense on recourse note payable of $20,813 and $0, respectively, interest expense on note payable affiliate of $26,370 and $0, respectively, and other interest of $24,239 and $166,639, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 1997

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

2.   Security Deposits and Deferred Credits

     Security deposits and deferred credits at June 30, 1997 and December 31, 1996 include $1,061,908 and $34,476, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

3.   Related Party Transactions

     During the six months ended June 30, 1997 and 1996, the Partnership paid or accrued to the General Partner management fees of $282,276 and $398,029, respectively, and administrative expense reimbursements of $138,577 and $168,396, respectively. These fees and reimbursements were charged to operations.

     Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction for $8,756,291. This transaction represents the financing of free cash and first priority rights of the first $4,000,000 of residual proceeds from the eventual sale of the equipment related to a leveraged lease. The free cash results from lease rental payments being greater than the debt payments. The financing is secured by the underlying equipment, a 1986 McDonnell Douglas DC-10-30F aircraft, currently on lease to Federal Express Corp. In August 1996 ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an affiliate of the Partnership, acquired the residual interest in the leveraged lease and assumed the related outstanding non-recourse debt. In January 1997 L.P. Seven re-financed the free cash and $2,000,000 of its residual position with a third party. As a result of this re-financing, the Partnership received proceeds of $7,221,452 and reduced its interest in the investment.

     On June 5, 1997, the Partnership borrowed $3,500,000 from ICON Cash Flow Partners, L.P., Series E, an affiliate of the Partnership, for the purpose of acquiring two Boeing DHC-8-102 aircraft currently on lease to US Airways, Inc. The borrowing was in the form of a short-term note, bore interest at the rate of 11% and was repaid, along with $26,370 in accrued interest, on June 30, 1997.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners L.P. Six and ICON Cash Flow Partners L.P. Seven, (collectively "the Members"), contributed and assigned $5,794,273, $6,712,631 and $6,582,150 in equipment lease and finance receivables and residuals with a net book value of $4,874,857, $5,553,962 and $5,465,238, respectively to ICON Receivables 1997-A
LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 30.67%, 34.94% and 34.39% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997- A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and the remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership accounts for its investment in 1997- A under the equity method.

     Information as to the financial position and results of operations of 1997-A as of and for the six months ended June 30, 1997 is summarized below:

                                              June 30, 1997

          Assets                              $  31,019,376
                                              =============

          Liabilities                         $  15,969,603
                                              =============

          Equity                              $  15,049,773
                                              =============

                                             Six Months Ended
                                              June 30, 1997

          Net income                          $     450,002
                                              =============

5.   Lease Acquisition

     In June, 1997 the Partnership acquired, subject to non-recourse debt, two DeHaviland DHC-8-102 aircraft currently on lease to U.S. Airways, Inc. The purchase price was $6,819,250, consisting of $3,619,250 of cash and the assumption of $3,200,000 in non-recourse debt. The lease is an operating lease and expires in January 1999.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 1997

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating lease and equity investment in joint venture of 64%, 25% and 9% of total investments at June 30, 1997, respectively, and 89%, 0% and 1 1% of total investments at June 30, 1996, respectively.

Results of Operations

Three Months Ended June 30, 1997 and 1996

    For the three months ended June 30, 1997 and 1996, the Partnership leased or
financed   equipment  with  an  initial  cost  of  $6,820,628  and   $1,776,985,
respectively, to 2 and 109 lessees or equipment users, respectively.

    Revenues for the three months ended June 30, 1997 were $693,706 representing a decrease of $2,307,591 or 77% from 1996. The decrease in revenues was attributable to a decrease in net gain on sales or remarketing of equipment of $1,980,576 or 97% a decrease in finance income of $361,749 or 43% and a decrease in interest income and other of $84,725 or 79% from 1996. These decreases were partially offset by the 1997 income from equity investment of $119,459. Net gain on sales or remarketing of equipment decreased in comparison to the prior year due to the prior year gain of $1,891,802, which resulted from the Partnership's sale of its investment in leveraged leases. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest income and other resulted from a decrease in the average cash balance from 1996 to 1997.

    Expenses for the three months ended June 30, 1997 were $633,756, representing a decrease of $512,109 or 45% from 1996. The decrease in expenses was primarily attributable to a decrease in interest expense of $275,692 or 52% from 1996. Results were also affected by a decrease in management fees of $112,624 or 44%, a decrease in amortization of initial direct cost of $89,027 or 48% and a decrease in administrative expenses reimbursement of $36,485 or 33% from 1996. These decreases were partially offset by an increase in general and administrative expense of $1,719 from 1996. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct costs and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997.

    Net income for the three months ended June 30, 1997 and 1996 was $59,950 and
$1,855,432,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $.15 and $4.60 for 1997 and 1996, respectively.

Six Months Ended June 30, 1997 and 1996

    For the six months ended June 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $10,230,433 and $8,603,700, respectively, to 42 and 169 lessees or equipment users, respectively. The weighted average initial term relating to these transactions was 42 and 39 months, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 1997

    Revenues for the six months ended June 30, 1997 were $1,579,608 representing a decrease of $2,544,199 or 62% from 1996. The decrease in revenues was primarily attributable to a decrease in net gain on sales or remarketing of equipment of $1,796,960 or 83%, a decrease in finance income of $430,220 or 30%, a decrease in income from leveraged leases, net of $369,511 or 100% and a decrease in interest income and other of $85,528 or 60% from 1996. These decreases were partially offset by the 1997 income from equity investment of $138,020. Net gain on sales or remarketing of equipment decreased in comparison to the prior year due to the prior year gain of $1,891,802, which resulted from the Partnership's sale of its investment in leveraged leases. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. Income from leveraged leases decreased as a result of the April 1996 sale of all underlying equipment relating to the partnerships investment in leveraged leases. The decrease in interest income and other resulted from a decrease in the average cash balance from 1996 to 1997.

    Expenses  for  the  six  months   ended  June  30,  1997  were   $1,249,838,
representing a decrease of $703,748 or 36% from 1996. The decrease in expenses was primarily attributable to a decrease in interest expense of $406,410 or 44%, a decrease in amortization of initial direct cost of $145,644 or 42%, a decrease in management fees of $115,753 or 29% and a decrease in administrative expense reimbursements of $29,819 or 18% from 1996. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct costs and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997.

    Net income for the six months  ended June 30, 1997 and 1996 was $329,770 and
$2,170,221,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $.82 and $5.38 for 1997 and 1996, respectively.

Liquidity and Capital Resources

    The Partnership's primary sources of funds for the six months ended June 30, 1997 and 1996 were net cash provided by operations of $2,123,672 and $810,227, respectively, proceeds from sales of equipment of $8,137,312 and $14,581,783, respectively, proceeds from recourse borrowings of $2,700,000 in 1997 and proceeds from a revolving line of credit of $1,750,000 in 1996. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings.

    Cash distributions to limited partners for the six months ended June 30, 1997 and 1996, which were paid monthly, totaled $2,794,108 and $2,794,399, respectively, of which $326,472 and $2,148,519 was investment income and $2,467,636 and $645,880 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 14.00% for 1997 and 1996, of which 1.64% and 10.76% was investment income and 12.36% and 3.24% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1997 and 1996 was $7.00, of which $.82 and $5.38 was investment income and $6.18 and $1.62 was a return of capital, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 1997

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

    Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction for $8,756,291. This transaction represents the financing of free cash and first priority rights of the first $4,000,000 of residual proceeds from the eventual sale of the equipment related to a leveraged lease. The free cash results from lease rental payments being greater than the debt payments. The financing is secured by the underlying equipment, a 1986 McDonnell Douglas DC-10-30F aircraft, currently on lease to Federal Express Corp. In August 1996 ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), an affiliate of the Partnership, acquired the residual interest in the leveraged lease and assumed the related outstanding non-recourse debt. In January 1997 L.P. Seven re-financed the free cash and $2,000,000 of its residual position with a third party. As a result of this re-financing, the Partnership received proceeds of $7,221,452 and reduced its interest in the investment.

    On March 11, 1997, the Partnership and two affiliates, ICON Cash Flow Partners L.P. Six and ICON Cash Flow Partners L.P. Seven, (collectively "the Members"), contributed and assigned $5,794,273, $6,712,631 and $6,582,150 in equipment lease and finance receivables and residuals with a net book value of $4,874,857, $5,553,962 and $5,465,238, respectively, to ICON Receivables 1997-A
LLC ("1997-A"), a special purpose entity created by the Members. The Members received a 30.67%, 34.94% and 34.39% interest, respectively, in 1997-A based on the present value of their related contributions. 1997-A was formed for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "Facility"). Borrowings under the Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $20,000,000. Outstanding amounts under the Facility bear interest equal to Libor plus 1.5%. Collections of receivables from new leases are used to pay down the Facility, however, in the event of a default, all of 1997- A's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining Facility balance and any remaining proceeds will be distributed to the Members in accordance with their membership interests. The Partnership accounts for its investment in 1997- A under the equity method.

     The Partnership's Reinvestment Period ended June 5, 1997. The Disposition Period began on June 6, 1997 and is expected to continue through June 5, 2002. During the Disposition Period the Partnership will distribute substantially all distributable cash from operations and sales to the Partners and begin the orderly termination of its operations and affairs. The Partnership will not reinvest in any leased equipment during the Disposition Period.

    As of June 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

                                    ICON Cash Flow Partners, L.P., Series D
                                    File No. 33-40044 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




August 14, 1997                     Gary N. Silverhardt
---------------                     --------------------------------------------
      Date                          Gary N. Silverhardt
                                    Chief Financial Officer
                                   (Principal financial and account officer of
                                    the General Partner of the Registrant)