Form 10-Q
period 1997-09-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 1997-11-14
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                     September 30, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                           0-27902
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                              September 30,    December 31,
                                                                  1997            1996
       Assets

Cash ......................................................   $  4,552,412    $    413,845
                                                              ------------    ------------

Investment in finance leases
   Minimum rents receivable ...............................      9,918,669      16,784,360
   Estimated unguaranteed residual values .................      6,564,903       7,587,992
   Initial direct costs ...................................        169,956         484,908
   Unearned income ........................................     (1,752,519)     (2,955,625)
   Allowance for doubtful accounts ........................       (606,551)       (651,546)
                                                              ------------    ------------
                                                                14,294,458      21,250,089

Investment in operating lease equipment, at cost ..........      6,819,250            --
Accumulated depreciation ..................................       (203,667)           --
                                                              ------------    ------------
                                                                 6,615,583            --
                                                              ------------    ------------

Equity investment in joint venture ........................      1,160,956            --
                                                              ------------    ------------

Investment in financings
   Receivables due in installments ........................      3,539,068      15,510,321
   Initial direct costs ...................................         15,107          93,060
   Unearned income ........................................     (1,189,483)     (3,086,270)
   Allowance for doubtful accounts ........................       (433,266)       (252,223)
                                                              ------------    ------------
                                                                 1,931,426      12,264,888

Other assets ..............................................        864,783         334,318
                                                              ------------    ------------

Total assets ..............................................   $ 29,419,618    $ 34,263,140
                                                              ============    ============

       Liabilities and Partners' Equity

Note payable - recourse ...................................   $  2,214,987    $       --
Notes payable - non-recourse ..............................     10,277,783      11,955,886
Note payable - non-recourse - securitized .................      1,384,291       2,128,538
Note payable revolving credit facility ....................           --         3,386,421
Accounts payable to General Partner and affiliates, net ...         49,972          18,406
Accounts payable - other ..................................         90,860         129,647
Security deposits and deferred credits ....................      2,468,033         269,582
                                                              ------------    ------------
                                                                16,485,926      17,888,480
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................................       (217,920)       (180,852)
   Limited partners (399,118 and 399,158 units outstanding,
     $100 per unit original issue price ...................     13,151,612      16,555,512
                                                              ------------    ------------

Total partners' equity ....................................     12,933,692      16,374,660
                                                              ------------    ------------

Total liabilities and partners' equity ....................   $ 29,419,618    $ 34,263,140
                                                              ============    ============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                            For the Three Months      For the Nine Months
                                             Ended September 30,       Ended September 30,
                                              1997         1996         1997         1996

Revenue
   Rental income ......................   $  456,000   $     --     $  456,000   $     --
   Finance income .....................      403,973      720,563    1,422,619    2,169,429
   Income (loss) from equity investment
     in a joint venture ...............      110,574         --        248,594         --
   Net gain on sales or
     remarketing of equipment .........       76,272       62,228      442,719    2,225,636
   Interest income and other ..........       20,036       84,110       76,531      226,133
   Income from leveraged lease, net ...         --           --           --        369,511
                                          ----------   ----------   ----------   ----------

   Total revenues .....................    1,066,855      866,902    2,646,463    4,990,709
                                          ----------   ----------   ----------   ----------

Expenses
   Interest ...........................      335,708      345,451      852,319    1,268,472
   Depreciation .......................      203,667         --        203,667         --
   Management fees - General Partner ..      140,043      150,916      422,319      548,945
   Amortization of initial direct costs       86,206      134,967      289,760      484,165
   Administrative expense
     reimbursement  - General Partner .       67,750       67,810      206,327      236,206
   General and administrative .........       36,575       58,620      145,395      173,562
                                          ----------   ----------   ----------   ----------

   Total expenses .....................      869,949      757,764    2,119,787    2,711,350
                                          ----------   ----------   ----------   ----------

Net income ............................   $  196,906   $  109,138   $  526,676   $2,279,359
                                          ==========   ==========   ==========   ==========

Net income allocable to:
   Limited partners ...................   $  194,937   $  108,047   $  521,409   $2,256,565
   General Partner ....................        1,969        1,091        5,267       22,794
                                          ----------   ----------   ----------   ----------

                                          $  196,906   $  109,138   $  526,676   $2,279,359
                                          ==========   ==========   ==========   ==========
Weighted average number of limited
   partnership units outstanding ......      399,118      399,158      399,118      399,158
                                          ==========   ==========   ==========   ==========

Net income per weighted average
   limited partnership unit ...........   $      .49   $      .27   $     1.31   $     5.65
                                          ==========   ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1997, and the Years Ended December 31, 1996, 1995 and 1994
                                   (unaudited)

                           Limited Partner Distributions
                               Return of  Investment       Limited       General
                                Capital     Income         Partners      Partner      Total
                           (Per weighted average unit)

Balance at
   December 31, 1993                                     $26,485,996    $ (80,957)  $26,405,039

Cash distributions
   to partners                   $ 9.99    $ 4.01         (5,596,503)     (56,530)   (5,653,033)
Limited partnership units
   redeemed (767 units)                                      (39,205)        -          (39,205)
Net income                                                 1,604,039       16,202     1,620,241
                                                         -----------    ---------   -----------
Balance at
   December 31, 1994                                      22,454,327     (121,285)   22,333,042

Cash distributions
   to partners                   $ 7.07    $ 6.93         (5,589,207)     (56,457)   (5,645,664)
Limited partnership
   units redeemed (25 units)                                    (764)        -             (764)
Net income                                                 2,765,805       27,937     2,793,742
                                                         -----------    ---------   -----------
Balance at
   December 31, 1995                                      19,630,161     (149,805)   19,480,356

Cash distributions
   to partners                   $ 7.70    $ 6.30         (5,588,508)     (56,450)   (5,644,958)
Limited partnership units
   redeemed (50 units)                                        (1,071)        -           (1,071)
Net income                                                 2,514,930       25,403     2,540,333
                                                         -----------    ---------   -----------
Balance at
   December 31, 1996                                      16,555,512     (180,852)   16,374,660

Cash distributions
   to partners                   $ 8.52    $ 1.31         (3,924,943)     (42,335)   (3,967,278)
Limited partnership
   units redeemed (40 units)                                    (366)        -             (366)
Net income                                                   521,409        5,267       526,676
                                                         -----------    ---------   -----------

Balance at
   September 30, 1997                                    $13,151,612    $(217,920)  $12,933,692
                                                         ===========    =========   ===========






See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                       1997           1996
                                                                       ----           ----
Cash flows provided by operating activities:
   Net income .................................................   $    526,676    $  2,279,359
                                                                  ------------    ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation ............................................        203,667            --
      Finance income portion of receivables paid directly
        to lenders by lessees .................................       (688,107)     (1,233,695)
      Amortization of initial direct costs ....................        289,760         484,165
      Net gain on sales or remarketing of equipment ...........       (442,719)     (2,225,636)
      Interest expense on non-recourse financing paid
        directly by lessees ...................................        509,110         959,415
      Interest expense accrued on non-recourse securitized debt          4,508          10,646
      Collection of principal - non-financed receivables ......      1,442,020       1,738,227
      Collection of principle - leveraged leases ..............           --           207,683
      Income from leveraged leases ............................           --          (369,511)
      Income from equity investment in joint venture ..........       (248,594)           --
      Distribution from equity investment in joint venture ....      3,962,495            --
      Changes in operating assets and liabilities:
         Allowance for doubtful accounts ......................        136,048          47,204
         Accounts payable to General Partner
           and affiliates, net ................................         31,566        (115,412)
         Accounts payable - other .............................        (38,787)       (121,686)
         Security deposits and deferred credits ...............      2,198,451         197,679
         Other, net ...........................................       (541,751)       (369,178)
                                                                  ------------    ------------

           Total adjustments ..................................      6,817,667        (790,099)
                                                                  ------------    ------------

           Net cash provided by operating activities ..........      7,344,343       1,489,260
                                                                  ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment ...........................      9,095,666      14,932,272
   Equipment and receivables purchased ........................     (6,418,117)    (15,897,653)
   Initial direct costs .......................................           --          (400,559)
                                                                  ------------    ------------

         Net cash provided by  investing activities ...........      2,677,549      (1,365,940)
                                                                  ------------    ------------

Cash flows from financing activities:
   Proceeds from note payable - recourse ......................      2,700,000            --
   Principal payments on note payable - recourse ..............       (485,013)           --
   Principal payments on non-recourse securitized debt ........       (744,247)     (1,736,036)
   Proceeds from revolving line of credit .....................           --         4,750,000
   Principal payments on revolving line of credit .............     (3,386,421)     (1,750,000)
   Proceeds from note payable affiliate .......................      3,500,000            --
   Principal payments on note payable affiliate ...............     (3,500,000)           --
   Cash distributions to partners .............................     (3,967,278)     (4,233,792)
   Redemption of limited partnership units ....................           (366)         (1,071)
                                                                  ------------    ------------

         Net cash used in financing activities ................     (5,883,325)     (2,970,899)
                                                                  ------------    ------------

Net increase (decrease) in cash ...............................      4,138,567      (2,847,579)

Cash at beginning of period ...................................        413,845       3,751,899
                                                                  ------------    ------------

Cash at end of period .........................................   $  4,552,412    $    904,320
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   During the nine months ended September 30, 1997 and 1996, non-cash activities included the following:

                                                           1997            1996
                                                           ----            ----

Fair value of equipment and receivables purchased
   for debt and payables ...........................   $(12,321,960)   $(10,179,406)
Non-recourse notes payable assumed
   in purchase price ...............................      5,727,540      10,179,406
Accounts payable-equipment .........................      6,594,420

Decrease in investments in finance leases and
   financings due to contribution to joint venture .     (4,874,857)           --
Increase in equity investment in joint venture .....      4,874,857            --

Principal and interest on direct finance receivables
   paid directly to lenders by lessees .............      5,268,285       6,606,070
Principal and interest on non-recourse financing
   paid directly by lessees ........................     (5,268,285)     (6,606,070)
                                                       ------------    ------------

                                                       $       --      $       --
                                                       ============    ============

     Interest expense of $852,319 and $1,268,472 for the nine months ended September 30, 1997 and 1996 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $509,110 and $1,034,194, respectively, interest expense on non-recourse securitized note payable of $104,512 and $116,905, respectively, interest expense on recourse note payable of $77,094 and $0, respectively, interest expense on note payable affiliate of $26,370 and $0, respectively, interest expense on non-recourse debt of $110,294 and $0, respectively, and other interest of $24,939 and $117,373, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 1997

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

2.    Security Deposits and Deferred Credits

      Security deposits and deferred credits at September 30, 1997 and December 31, 1996 include $1,483,888 and $219,646, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

3.    Related Party Transactions

      During the nine months ended September 30, 1997 and 1996, the Partnership paid or accrued to the General Partner management fees of $422,319 and $548,945, respectively, and administrative expense reimbursements of $206,327 and $236,206, respectively. These fees and reimbursements were charged to operations.

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

      On June 5, 1997, the Partnership borrowed $3,500,000 from ICON Cash Flow Partners, L.P., Series E ("Series E"), an affiliate of the Partnership, for the purpose of acquiring two Boeing DHC-8-102 aircraft currently on lease to US Airways, Inc. The borrowing was in the form of a short-term note, bore interest at the rate of 11% and was repaid in September 1997, along with $26,370 in accrued interest.

4.    Investment in Joint Venture

In March 1997 the Partnership and ICON Cash Flow Partners L.P. Six ("L.P. Six"), and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals with a net book value of $4,874,857, $5,553,962 and $5,465,238, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 Series E and L.P. Six contributed and assigned equipment lease and finance receivables and residuals with a net book value of $15,698,027 and $5,346,909, respectively to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven (collectively the "1997-A Members") received a 17.81%, 31.19% 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

     On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members receive their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership's share of the net proceeds from the securitization totaled $3,962,495. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.


      Information as to the financial position and results of operations of 1997-A as of and for the nine months ended September 30, 1997 is summarized below:

                                              September 30, 1997

             Assets                             $ 54,950,026
                                                ============

             Liabilities                        $ 49,150,356
                                                ============

             Equity                             $  5,799,670
                                                ============

                                              Nine Months Ended
                                              September 30, 1997

             Net income                         $    677,434
                                                ============

5.    Lease Acquisition

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft currently on lease to U.S. Airways, Inc. The purchase price totaled $6,819,250, and was funded with $3,619,250 of cash and $3,200,000 in non-recourse debt. The lease is an operating lease and expires in January 1999. The note bears interest at 10.34% and is interest only through January 1999. The principal balance is due in January 1999.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 1997

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating lease, investment in financings and equity investment in joint venture representing 62%, 28%, 10% and 9% of total investments at September 30, 1997, respectively, and 66%, 0%, 34% and 0% of total investments at September 30, 1996, respectively.

Results of Operations

Three Months Ended September 30, 1997 and 1996

     For the three months ended September 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $0 and $10,166,670, respectively, to 0 and 36 lessees or equipment users, respectively.

     Revenues for the three months ended September 30, 1997 were $1,066,855 representing an increase of $199,953 or 23% from 1996. The increase in revenues was attributable to an increase in rental income of $456,000 or 100%, an increase in income from equity investment of $110,574 or 100%, an increase in net gain on sales or remarketing of equipment of $14,044 or 23%. These increases were partially offset by a decrease in finance income of $316,590 or 44% and a decrease in interest income and other of $64,074 or 76% from 1996. Rental income increased due to an increase investment in operating leases. Income from equity investment in joint ventures increased due to the Partnerships increased investment in these transactions. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest income and other resulted from a decrease in the average cash balance from 1996 to 1997.

     Expenses for the three months ended September 30, 1997 were $869,949, representing an increase of $112,185 or 15% from 1996. The increase in expenses was attributable to an increase in depreciation of $203,667 or 100%. The decrease in expenses was primarily attributable to a decrease in interest expense of $120,037 or 35% from 1996. Results were also affected by a decrease in amortization of initial direct cost of $48,761 or 36%, a decrease in general and administrative expenses of $22,045 or 38%, a decrease in management fees of $10,873 or 7% and a decrease in administrative expenses reimbursement of $60 or less than 1% from 1996. Depreciation increased due to an increase in investments in operating leases. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct costs and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in general and administrative was due primarily to a decrease in legal fees.

     Net income for the three months ended September 30, 1997 and 1996 was $196,906 and $109,138, respectively. The net income per weighted average limited partnership unit was $.49 and $.27 for 1997 and 1996, respectively.

Nine Months Ended September 30, 1997 and 1996

     For the nine months ended September 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $10,230,433 and $18,770,370, respectively, to 42 and 40 lessees or equipment users, respectively. The weighted average initial term relating to these transactions was 42 and 39 months, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 1997

     Revenues for the nine months ended September 30, 1997 were $2,646,463 representing a decrease of $2,344,246 or 47% from 1996. The decrease in revenues was primarily attributable to a decrease in net gain on sales or remarketing of equipment of $1,782,917 or 80%, a decrease in finance income of $746,810 or 34%, a decrease in income from leveraged leases, net of $369,511 or 100% and a decrease in interest income and other of $149,602 or 66% from 1996. These decreases were partially offset by an increase in rental income of $456,000 or 100% and the 1997 income from equity investment of $248,594. Net gain on sales or remarketing of equipment decreased in comparison to the prior year due primarily to the prior year gain of $1,891,802, which resulted from the Partnership's sale of its investment in leveraged leases. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. Income from leveraged leases decreased as a result of the April 1996 sale of all underlying equipment relating to the Partnerships investment in leveraged leases. The decrease in interest income and other resulted from a decrease in the average cash balance from 1996 to 1997. Rental income increased due to the June 1997 acquisition of two DeHaviland aircraft currently on lease to U.S. Airways which were classified as an operating lease. The Partnership did not have any investments in operating leases during 1996.


     Expenses for the nine months ended September 30, 1997 were $2,119,787, representing a decrease of $591,563 or 22% from 1996. The decrease in expenses was attributable to a decrease in interest expense of $416,153 or 33%, a decrease in amortization of initial direct cost of $194,405 or 40%, a decrease in management fees of $126,626 or 23%, a decrease in administrative expense reimbursements of $29,879 or 13% and a decrease in general and administrative expenses of $28,167 or 16% from 1996. The decrease in expenses were partially offset by an increase in depreciation expense of $203,667 or 100%. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct costs and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in general and administrative expenses was due to a decrease in legal fees. Depreciation increased due to an increase in investments in operating leases.

     Net income for the nine months ended September 30, 1997 and 1996 was $526,676 and $2,279,359, respectively. The net income per weighted average limited partnership unit was $1.31 and $5.65 for 1997 and 1996, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 1997 and 1996 were net cash provided by operations of $7,344,343 and $1,489,260, respectively, proceeds from sales of equipment of $9,095,666 and $14,932,272, respectively, proceeds from recourse borrowings of $2,700,000 in 1997 and proceeds from a revolving line of credit of $1,750,000 in 1996. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings.

     Cash distributions to limited partners for the nine months ended September 30, 1997 and 1996, which were paid monthly, totaled $3,924,943 and $4,191,454, respectively, of which $521,409 and $2,256,565 was investment income and $3,403,534 and $1,934,889 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 13.11% and 14.00% for 1997 and 1996, of which 1.74% and 7.54% was investment income and 11.37% and 6.46% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1997 and 1996 was $9.83, of which $1.31 and $4.85 was investment income and $8.52 and $5.65 was a return of capital, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 1997

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

     Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction for $8,756,291. This transaction represents the financing of free cash and first priority rights of the first $4,000,000 of residual proceeds from the eventual sale of the equipment related to a leveraged lease. The free cash results from lease rental payments being greater than the debt payments. The financing is secured by the underlying equipment, a 1986 McDonnell Douglas DC-10-30F aircraft, currently on lease to Federal Express Corp. In August 1996 L.P. Seven, an affiliate of the Partnership, acquired the residual interest in the leveraged lease and assumed the related outstanding non-recourse debt. In January 1997 L.P. Seven re-financed the free cash and $2,000,000 of its residual position with a third party. As a result of this re-financing, the Partnership received proceeds of $7,221,452 and reduced its interest in the investment.

In March 1997 the Partnership and L.P. Six and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals with a net book value of $4,874,857, $5,553,962 and $5,465,238, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 Series E and L.P. Six contributed and assigned equipment lease and finance receivables and residuals with a net book value of $15,698,027 and $5,346,909, respectively to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven (collectively the "1997-A Members") received a 17.81%, 31.19% 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

     On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members receive their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership's share of the net proceeds from the securitization totaled $3,962,495. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 1997

     The Partnership's Reinvestment Period ended June 5, 1997. The Disposition Period began on June 6, 1997 and is expected to continue through June 5, 2002. During the Disposition Period the Partnership has, and will continue to distribute substantially all distributable cash from operations and sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not reinvest in any leased equipment during the Disposition Period.

     As of September 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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

                                   ICON Cash Flow Partners, L.P., Series D
                                   File No. 33-40044 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




November 14, 1997                  /s/ Gary N. Silverhardt
-----------------                  ---------------------------------------------
      Date                         Gary N. Silverhardt
                                   Chief Financial Officer
                                  (Principal financial and account officer of
                                   the General Partner of the Registrant)