Form 10-K
period 1997-12-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 1998-03-31
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[    X ] Annual  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
         Exchange Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 1997
                          ------------------------------------------------------
                                       or

[     ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 [Fee Required]

For the transition period from _______________________ to ______________________

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
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code         (914) 698-0600
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                    Name of each exchange on which registered

----------------------------------     -----------------------------------------

----------------------------------     -----------------------------------------

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1997

                                TABLE OF CONTENTS

Item                                                                    Page

PART I

1.   Business                                                            3-4

2.   Properties                                                            4

3.   Legal Proceedings                                                     5

4.   Submission of Matters to a Vote of Security Holders                   5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                               6

6.   Selected Consolidated Financial and Operating Data                  6-7

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                8-11

8.   Consolidated Financial Statements and Supplementary Data          12-31

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                  32

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                   32-33

11.  Executive Compensation                                               34

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                       34

13.  Certain Relationships and Related Transactions                       34

PART IV

14.  Exhibits, Reports and Amendments                                     35

SIGNATURES                                                                36

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1997

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed in February 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, September 13, 1991, with the admission of 26,905.59 limited partnership units. Between September 14, 1991 and December 31, 1991, 121,932.48 additional units were admitted. Between January 1, 1992 and June 5, 1992 (the final closing date), 251,161.93 additional units were admitted bringing the final admission to 400,000 units totaling $40,000,000 in capital contributions. From 1994 through 1997, the Partnership redeemed 882 limited partnership units, leaving 399,118 units outstanding at December 31, 1997. The sole general partner is ICON Capital Corp.
(the "General Partner").

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

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has: (1) acquired a diversified portfolio of short-term, high-yield investments; (2) made monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the reinvestment period; (3) re-invested substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) begun to sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners. In addition to acquiring equipment and entering into leases, the Partnership also
(1) acquired equipment already subject to leases originated by affiliates and non-affiliated lessors and (2) entered into financing transactions, which were
(i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner, and (ii) evidenced by the irrevocable obligation of the lessees.

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

                                December 31, 1997

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed $10,230,431 and $18,880,251 of equipment, respectively, with a weighted average initial transaction term of 27 and 68 months, respectively. At December 31, 1997, the weighted average initial transaction term of the portfolio was 43 months. A summary of the portfolio equipment cost by category held at December 31, 1997 and 1996 is as follows:

                                       December 31, 1997          December 31, 1996
                                       -----------------          -----------------

Category                                Cost        Percent        Cost         Percent

Manufacturing & production .....   $13,907,889       36.7%     $14,956,736       29.3%
Computer systems ...............    11,614,293       30.7       15,319,902       30.0
Aircraft .......................     7,802,583       20.6        8,759,291       17.1
Restaurant equipment ...........     1,705,999        4.5        2,638,786        5.2
Office furniture & fixtures ....     1,238,260        3.3        2,157,432        4.1
Telecommunications .............       514,888        1.4          526,390        1.0
Medical ........................       374,798        1.0        2,532,468        5.0
Retail systems .................       326,595         .9        2,294,613        4.5
Miscellaneous ..................       168,881         .3          469,369        1.0
Printing .......................       108,739         .3          860,003        1.7
Video production ...............       100,134         .3          535,353        1.0
Sanitation .....................        10,113       --             41,842         .1
Material handling ..............          --         --             11,615       --
                                   -----------      -----      -----------      -----

                                   $37,873,172      100.0%     $51,103,800      100.0%
                                   ===========      =====      ===========      =====

     The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1997. The lease is with U.S. Airways Incorporated and the underlying equipment are two DeHavilland DHC-8-102 aircraft. The equipment cost represents 18% of the total portfolio cost at December 31, 1997.

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

                                December 31, 1997

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1997
PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                              Number of Equity Security Holders
Title of Class                                         as of December 31,
--------------                                ----------------------------------

                                                 1997                   1996
                                                 ----                   ----

Limited partners                                3,100                  3,100
General Partner                                     1                      1

Item 6.  Selected Consolidated Financial and Operating Data

                                                  Years Ended December 31,
                           -------------------------------------------------------------------
                               1997          1996          1995          1994         1993
                               ----          ----          ----          ----         ----

Total revenues .........   $ 3,537,411   $ 6,011,140   $ 5,202,055   $ 4,861,151   $6,614,221
                           ===========   ===========   ===========   ===========   ==========

Net income .............   $   676,730   $ 2,540,333   $ 2,793,742   $ 1,620,241   $1,096,970
                           ===========   ===========   ===========   ===========   ==========

Net income allocable
  to limited partners ..   $   669,963   $ 2,514,930   $ 2,765,805   $ 1,604,039   $1,086,000
                           ===========   ===========   ===========   ===========   ==========

Net income allocable
  to the General Partner   $     6,767   $    25,403   $    27,937   $    16,202   $   10,970
                           ===========   ===========   ===========   ===========   ==========

Weighted average
  limited partnership
  units outstanding ....       399,138       399,179       399,229       399,703      400,000
                           ===========   ===========   ===========   ===========   ==========

Net income per
  weighted average
  limited partnership
  unit .................   $      1.68   $      6.30   $      6.93   $      4.01   $     2.72
                           ===========   ===========   ===========   ===========   ==========

Distributions to
  limited partners .....   $ 7,882,867   $ 5,588,508   $ 5,589,207   $ 5,596,503   $5,600,000
                           ===========   ===========   ===========   ===========   ==========

Distributions to the
  General Partner ......   $    79,648   $    56,450   $    56,457   $    56,530   $   56,564
                           ===========   ===========   ===========   ===========   ==========


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1997

                                                December 31,
                   -------------------------------------------------------------------

                       1997          1996         1995           1994         1993
                       ----          ----         ----           ----         ----

Total assets ...   $22,999,478   $34,263,140   $40,529,733   $27,619,644   $41,137,343
                   ===========   ===========   ===========   ===========   ===========

Partners' equity   $ 9,088,509   $16,374,660   $19,480,356   $22,333,042   $26,405,039
                   ===========   ===========   ===========   ===========   ===========

     The above selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating lease, investment in financings and equity investment in joint venture representing 57%, 28%, 10% and 5% of total investments at December 31, 1997, respectively, and 64%, 0%, 36% and 0% of total investments at December 31, 1996, respectively.

Results of Operations

Years Ended December 31, 1997 and 1996

     For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed equipment with an initial cost of $10,230,431 and $18,880,251, respectively, to 72 and 83 lessees or equipment users, respectively.

     Revenues for the year ended December 31, 1997 were $3,537,411 representing a decrease of $2,473,729 or 41% from 1996. The decrease in revenues was attributable to a decrease in finance income of $1,224,032 or 41%, a decrease in net gain on sales or remarketing of equipment of $1,938,977 or 81%, a decrease in income from leverage leases of $369,511 or 100% and a decrease in interest income and other of $98,396 or 41%. These decreases were partially offset by an increase in rental income of $798,000 or 100% and an increase in income from equity investment in joint venture of $359,187 or 100%. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of carrying value. Income from leverage leases decreased due to the sale of the leverage lease portfolio in 1996. Interest income and other decreased due to the decrease in the average cash balance from 1996 to 1997. Rental income increased due to the Partnership's $6,819,250 investment in an operating lease during 1997. Income from equity investment in joint ventures increased as a direct result of the Partnership's March 1997 contribution to ICON Receivables 1997-A LLC. The contribution consisted of equipment lease and finance receivables, residuals and cash totaling $4,930,767.

     Expenses for the year ended December 31, 1997 were $2,860,681, representing a decrease of $610,126 or 18% from 1996. The decrease in expenses was attributable to a decrease in interest expense of $530,743 or 32%, a decrease in amortization of initial direct cost of $251,354 or 41%, a decrease in general and administrative expenses of $17,627 or 8%, a decrease in management fees of $136,703 or 20% and a decrease in administrative expense reimbursement of $30,116 or 10% from 1996. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997. These decreases were partially offset by an increase of $356,417 in depreciation expense due to the Partnership's 1997 $6,819,250 investment in an operating lease. Management fees, amortization of initial direct costs and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in general and administrative expenses was primarily due to a decrease in legal fees from 1996 to 1997.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1997

     Net income for the years ended  December 31, 1997 and 1996 was $676,730 and
$2,540,333,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $1.68 and $6.30 for 1997 and 1996, respectively.

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

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 1997, 1996 and 1995 were net cash provided by operations of $8,409,703, $1,621,624 and $2,756,354, respectively, proceeds from sales of equipment of $9,741,651, $15,681,303 and $6,776,544, respectively, proceeds of $2,700,000 in note payable - recourse borrowings in 1997 and proceeds of $5,250,000 from a revolving credit facility in 1996. These funds were used to purchase additional equipment, fund cash distributions and make payments on borrowings.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1997

     The Partnership's notes payable at December 31, 1997 and 1996 totaled $11,936,296 and $17,470,845, respectively. These amounts consisted of $8,280,870 and $11,056,959 in non-recourse notes, respectively, which are being paid directly to the lenders by the lessees, $432,976 and $898,927 in non-recourse residual value notes, respectively, which will be paid to the extent proceeds are available in excess of the Partnership's estimated unguaranteed residuals, $1,195,311 and $2,128,538 in non-recourse - secured notes, respectively, which are paid from proceeds from the lease portfolio that secured the financing and recourse notes payable of $2,027,139 at December 31, 1997, which are paid from available cash from operations.

     The Partnership entered into a revolving credit agreement (the "Facility") in October 1992. The Facility was amended in March 1996. The maximum amount available under the Facility was $5,000,000, and at December 31, 1996, the Partnership had $3,386,421 available for borrowing and outstanding under the Facility. The Facility had a final maturity date of January 31, 1997, at which time the Partnership paid the outstanding balance and terminated the agreement.

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

     Cash distributions to the limited partners in 1997, 1996 and 1995, which were paid monthly, totaled $7,882,867, $5,588,508 and $5,589,207, respectively, of which $669,963, $2,514,930 and $2,765,805 was investment income and $7,212,904, $3,073,578 and $2,823,402 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners in 1997, 1996 and 1995 was 19.75%, 14.00% and 14.00%, of which 1.68%, 6.30% and 6.93% was investment income and 18.07%, 7.70% and 7.07% was a return of capital, respectively, calculated as a percentage of each limited partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding in 1997, 1996 and 1995 was $19.75, $14.00 and $14.00, of which
$1.68,  $6.30 and $6.93 was investment income and $18.07,  $7.70 and $7.07 was a return of capital, respectively.

     As a result of the Partnership's entering into the Disposition Phase, future monthly distributions could, and are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1997

      In March 1997 the Partnership, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals with a net book value of $4,805,767, $5,304,010 and $5,391,216, and cash of $125,000, $300,000 and $275,000, respectively to ICON
Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned equipment lease and finance receivables and residuals with a net book value of $15,547,305, $5,225,794 and $0, and cash of $740,000, $300,000 and $484,244, respectively to
1997-A. The Partnership, Series E, L.P. Six and L.P. Seven (collectively the "1997-A Members") received a 17.81%, 31.19% 31.03% and 19.97% interest,
respectively,   in  1997-A  based  on  the  present   value  of  their   related
contributions.

     On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members receive their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership's share of the net proceeds from the securitization totaled $3,962,495. The 1997-A Members may receive, in accordance with their membership interests, additional proceeds if 1997-A generates excess cash (cash after payment of debt and expenses).

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

     As of December 31, 1997, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash after retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1997



Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements
                                                                    Page Number

Independent Auditors' Report                                             14

Consolidated Balance Sheets as of December 31, 1997 and 1996          15-16

Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995                                       17

Consolidated Statements of Changes in Partners' Equity for the
  Years Ended December 31, 1997, 1996 and 1995                           18

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                    19-20

Notes to Consolidated Financial Statements                            22-31

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series D:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series D (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series D as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                 /s/ KPMG Peat Marwick LLC
                                                     ---------------------------
                                                     KPMG Peat Marwick LLC




March ___, 1998
New York, New York

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                               1997            1996
                                                               ----            ----
       Assets

Cash ..................................................   $  1,154,378    $    413,845
                                                          ------------    ------------

Investment in finance leases
   Minimum rents receivable ...........................      8,243,812      16,784,360
   Estimated unguaranteed residual values .............      5,916,727       7,587,992
   Initial direct costs ...............................        131,110         484,908
   Unearned income ....................................     (1,442,524)     (2,955,625)
   Allowance for doubtful accounts ....................       (568,285)       (651,546)
                                                          ------------    ------------
                                                            12,280,840      21,250,089

Investment in operating lease equipment, at cost ......      6,819,250            --
Accumulated depreciation ..............................       (356,417)           --
                                                          ------------    ------------
                                                             6,462,833            --
                                                          ------------    ------------

Investment in financings
   Receivables due in installments ....................      3,397,740      15,510,321
   Initial direct costs ...............................         12,344          93,060
   Unearned income ....................................     (1,137,678)     (3,086,270)
   Allowance for doubtful accounts ....................       (456,206)       (252,223)
                                                          ------------    ------------
                                                             1,816,200      12,264,888

Equity investment in joint venture ....................      1,155,072            --
                                                          ------------    ------------

Other assets ..........................................        130,155         334,318
                                                          ------------    ------------

Total assets ..........................................   $ 22,999,478    $ 34,263,140
                                                          ============    ============

       Liabilities and Partners' Equity

Note payable - recourse ...............................   $  2,027,139    $       --
Note payable - non-recourse - secured     .............      1,195,311       2,128,538
Notes payable - non-recourse ..........................      8,713,846      11,955,886
Note payable revolving credit facility ................           --         3,386,421
Accounts payable to General Partner and affiliates, net        164,151          18,406
Accounts payable - other ..............................         43,136         129,647
Security deposits and deferred credits ................      1,767,386         269,582
                                                          ------------    ------------
                                                            13,910,969      17,888,480

                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                  December 31,

                                                                   1997           1996
                                                                   ----           ----

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................................       (253,733)       (180,852)
   Limited partners (399,118 and 399,158 units outstanding,
     $100 per unit original issue price ...................      9,342,242      16,555,512
                                                              ------------    ------------

Total partners' equity ....................................      9,088,509      16,374,660
                                                              ------------    ------------

Total liabilities and partners' equity ....................   $ 22,999,478    $ 34,263,140
                                                              ============    ============




























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,


                                                        1997        1996         1995
                                                        ----        ----         ----

Revenues

   Finance income ...............................   $1,785,803   $3,009,835   $1,591,239
   Net gain on sales or remarketing of
     equipment ..................................      452,706    2,391,683    1,931,333
   Income from leveraged leases, net ............         --        369,511    1,508,626
   Interest income and other ....................      141,715      240,111      170,857
   Rental income ................................      798,000         --           --
   Income from equity investment in joint venture      359,187         --           --
                                                    ----------   ----------   ----------

   Total revenues ...............................    3,537,411    6,011,140    5,202,055
                                                    ----------   ----------   ----------

Expenses

   Interest .....................................    1,121,197    1,651,940      621,199
   Management fees - General Partner ............      548,400      685,103      594,623
   Amortization of initial direct costs .........      363,087      614,441      511,427
   Administrative expense reimbursements
     - General Partner ..........................      271,829      301,945      257,401
   General and administrative ...................      199,751      217,378      273,663
   Provision for bad debts ......................         --           --        150,000
   Depreciation .................................      356,417         --           --
                                                    ----------   ----------   ----------

   Total expenses ...............................    2,860,681    3,470,807    2,408,313
                                                    ----------   ----------   ----------

Net income ......................................   $  676,730   $2,540,333   $2,793,742
                                                    ==========   ==========   ==========

Net income allocable to:
   Limited partners .............................      669,963   $2,514,930   $2,765,805
   General Partner ..............................        6,767       25,403       27,937
                                                    ----------   ----------   ----------

                                                    $  676,730   $2,540,333   $2,793,742
                                                    ==========   ==========   ==========

Weighted average number of limited
   partnership units outstanding ................      399,138      399,179      399,229
                                                    ==========   ==========   ==========

Net income per weighted average
   limited partnership unit .....................   $     1.68   $     6.30   $     6.93
                                                    ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity
              For the Years Ended December 31, 1997, 1996 and 1995

                         Limited Partner Distributions

                             Return of   Investment         Limited     General
                              Capital      Income          Partners     Partner       Total
                          (Per weighted average unit)

Balance at
   December 31, 1994                                      $22,454,327  $(121,285)  $22,333,042

Cash distributions
   to partners                $ 7.07       $6.93           (5,589,207)   (56,457)   (5,645,664)

Limited partnership
   units redeemed
   (25 units)                                                    (764)       -            (764)

Net income                                                  2,765,805     27,937     2,793,742
                                                          -----------  ---------   -----------

Balance at
   December 31, 1995                                       19,630,161   (149,805)   19,480,356

Cash distributions
   to partners                $ 7.70       $6.30           (5,588,508)   (56,450)   (5,644,958)

Limited partnership
   units redeemed
   (50 units)                                                  (1,071)       -          (1,071)

Net income                                                  2,514,930     25,403     2,540,333
                                                          -----------  ---------   -----------

Balance at
   December 31, 1996                                       16,555,512   (180,852)   16,374,660

Cash distributions
   to partners                $18.07       $1.68           (7,882,867)   (79,648)   (7,962,515)

Limited partnership
   units redeemed
   (40 units)                                                    (366)     -              (366)

Net income                                                    669,963      6,767       676,730
                                                          -----------  ---------   -----------

Balance at
   December 31, 1997                                      $ 9,342,242  $(253,733)  $ 9,088,509
                                                          ===========  =========   ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                  1997           1996            1995
                                                                  ----           ----            ----
Cash flows from operating activities:
   Net income ............................................   $    676,730    $  2,540,333    $  2,793,742
                                                             ------------    ------------    ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Allowance for doubtful accounts .....................        120,722         100,170         235,916
     Finance income portion of receivables paid
       directly to lenders by lessees ....................       (843,479)     (1,554,592)       (776,205)
     Amortization of initial direct costs ................        363,087         614,441         511,427
     Net gain on sales or remarketing of equipment .......       (452,706)     (2,391,683)     (1,931,333)
     Interest expense on non-recourse financing
       paid directly by lessees ..........................        618,936       1,200,696         539,259
     Interest expense accrued on non-recourse debt .......          4,202          11,871          35,286
     Collection of principal - non-financed receivables ..      1,791,373       1,726,064       2,469,314
     Collection of principal - leveraged leases ..........           --           207,683         429,383
     Income from leveraged leases, net ...................           --          (369,511)     (1,508,626)
     Depreciation ........................................        356,417            --              --
     Income from equity investment in joint venture ......       (359,187)           --              --
     Distributions from equity investment in joint venture      4,134,882            --              --
     Change in operating assets and liabilities:
       Accounts payable to General Partner and
         affiliates, net .................................        145,745         (97,006)        103,268
       Accounts payable - other ..........................        (86,511)       (156,530)        (27,978)
       Security deposits and deferred credits ............      1,497,804         209,245        (129,065)
       Other, net ........................................        441,688        (419,557)         11,966
                                                             ------------    ------------    ------------

         Total adjustments ...............................      7,732,973        (918,709)        (37,388)
                                                             ------------    ------------    ------------

       Net cash provided by operating activities .........      8,409,703       1,621,624       2,756,354
                                                             ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment ......................      9,741,651      15,681,303       6,776,544
   Equipment and receivables purchased ...................     (7,030,431)    (15,977,478)     (5,675,075)
   Investment in joint venture ...........................       (125,000)           --              --
   Initial direct costs ..................................           --          (404,957)       (756,658)
                                                             ------------    ------------    ------------

       Net cash provided by (used in) investing activities      2,586,220        (701,132)        344,811
                                                             ------------    ------------    ------------


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Years Ended December 31,

                                                           1997            1996            1995
                                                           ----            ----            ----

Cash flows from financing activities:
   Cash distributions to partners .................     (7,962,515)     (5,644,958)     (5,645,664)
   Proceeds from note payable - recourse ..........      2,700,000            --              --
   Principal payments on note payable - recourse ..       (672,861)           --              --
   Principal payments on non-recourse - secured
     financing and non-recourse debt...............       (933,227)     (1,998,938)       (776,692)
   Proceeds from notes payable non-recourse
     -secured financing ...........................           --              --         4,148,838
   Proceeds from revolving credit facility,
     net of repayments                     ........           --         3,386,421            --
   Principal payments on revolving credit facility      (3,386,421)           --              --
   Redemption of limited partnership units ........           (366)         (1,071)           (764)
                                                      ------------    ------------    ------------

       Net cash used in financing activities ......    (10,255,390)     (4,258,546)     (2,274,282)
                                                      ------------    ------------    ------------

   Net increase (decrease) in cash ................        740,533      (3,338,054)        826,883

Cash at beginning of year .........................        413,845       3,751,899       2,925,016
                                                      ------------    ------------    ------------

Cash at end of year ...............................   $  1,154,378    $    413,845    $  3,751,899
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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   Interest expense of $1,121,197, $1,651,940 and $621,199 for the years ended December 31, 1997, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $811,948, $1,275,475 and $574,545, respectively, and other interest of $309,249, $376,465 and $46,654, respectively.

   During the years ended December 31, 1997, 1996 and 1995, non-cash activities included the following:

                                                            1997            1996            1995
                                                            ----            ----            ----
Principal and interest on finance receivables
     paid directly to lender by lessees ............   $  6,218,813    $  8,606,303    $  6,942,951
Principal and interest on non-recourse financing
     paid directly by lessees ......................     (6,218,813)     (8,606,303)     (6,942,951)

Decrease in investments in finance leases and
     financings due to contribution in joint venture     (4,805,767)           --              --
Increase in equity investment in joint venture .....      4,805,767            --              --

Non-recourse notes payable assumed in
     purchase price - finance and operating leases .      3,200,000       5,429,406      13,579,698
Accounts payable - equipment .......................           --         2,539,759
Fair value of equipment and receivables
     purchased for debt and payables ...............     (3,200,000)     (5,429,406)    (16,119,457)

Decrease in investment in finance leases due
     to termination of leases ......................      1,035,175       3,869,025         812,097
Decrease in notes payable - non-recourse due to
     termination of leases .........................     (1,035,175)     (3,841,797)       (299,817)
Decrease in security deposits and deferred credits .           --           (27,228)       (512,280)
                                                       ------------    ------------    ------------
                                                       $       --      $       --      $        --
                                                       ============    ============    ============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

1.   Organization

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed on February 21, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on August 23, 1991 and by its final closing on June 5, 1992, 400,000 units had been admitted into the Partnership with aggregate gross proceeds of $40,000,000. During 1994, the Partnership redeemed 767 limited partnership units, during 1995 the Partnership redeemed 25 limited partnership units, during 1996 the
Partnership redeemed 50 limited partnership units, and during 1997 the Partnership redeemed 40 units, leaving 399,118 limited partnership units outstanding at December 31, 1997.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases or operating leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases and leverage leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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


     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Fair value information with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets other than lease related investments and liabilities approximates market value and (iii) fair value information concerning certain recourse and non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate on a lease by lease basis.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 25 limited partnership units during 1996 and 50 limited partnership units during 1997. The redemption amount was calculated following the specific redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction of partners equity.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Consolidation - The consolidated  financial statements include the accounts
of  the  Partnership  and  its  wholly  owned  subsidiary,   ICON  D  Corp.  All
inter-company accounts and transactions have been eliminated.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

     New Accounting Pronouncement - In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing. The adoption of SFAS No. 125 is not expected to have a material impact on the Partnership's net income, partners' equity or total assets.

3.   Net Investment in Leveraged Leases

     The Partnership acquired a portfolio of leveraged leases for $21,005,500 in October 1992. The leases were with Ohio Power Company and the underlying equipment consisted of towboats and barges. In April 1995, the Partnership sold a towboat for a sales price of $1,750,000. On April 23, 1996 the Partnership sold its remaining beneficial interest in the trust which owned the towboats and barges. This sale resulted in a net gain of $1,891,802 after paying expenses related to the sale, retiring non-recourse debt of $3,841,797, and paying residual sharing fees of $230,773.

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases, and financings as of December 31, 1997 are as follows:

                     Finance
Year                 Leases      Financings         Total

1998             $  5,173,163    $   578,681    $  5,751,844
1999                1,959,800        397,229       2,357,029
2000                  814,972        240,522       1,055,494
2001                  286,627        167,955         454,582
2002                    9,250         13,353          22,603
Thereafter               -         2,000,000       2,000,000
                 ------------    -----------    ------------
                 $  8,243,812    $ 3,397,740    $ 11,641,552
                 ============    ===========    ============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.   Investment in Operating Leases

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft currently on lease to U.S. Airways, Inc. The purchase price totaled $6,819,250 and was funded with $3,619,250 of cash and $3,200,000 in non-recourse debt. The lease is an operating lease and expires in January 1999. The note bears interest at 10.34% and is interest only through January 1999. The principal balance is due in January 1999.

     The investment in operating leases at December 31, 1997, 1996 and 1995 consisted of the following:

                                                  1997            1996          1995
                                                  ----            ----          ----

Equipment cost, beginning of year .........   $      --      $    14,095    $    41,564
Equipment purchases .......................     6,819,250           --             --
Equipment sold ............................          --          (14,095)       (27,469)
                                              -----------    -----------    -----------

Equipment cost, end of year ...............     6,819,250           --           14,095
                                              -----------    -----------    -----------

Accumulated depreciation, beginning of year          --          (12,305)       (38,526)
Depreciation ..............................      (356,417)          --             --
Equipment sold ............................          --           12,305         26,221
                                              -----------    -----------    -----------

Accumulated depreciation, end of year .....      (356,417)          --          (12,305)
                                              -----------    -----------    -----------

Initial direct costs, net of accumulated
   amortization, end of year ..............          --             --               24
                                              -----------    -----------    -----------

Investment in operating leases, end of year   $ 6,462,833    $      --      $     1,814
                                              ===========    ===========    ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases, financings and operating leases consisted of the following:

                                          Finance                      Operating
                                          Leases       Financings        Leases        Total

Balance at December 31, 1994 .......   $   862,359    $    65,696    $     1,440    $   929,495

     Charged to operations .........       117,000         33,620           (620)       150,000
     Accounts written-off ..........      (233,655)       (25,719)          --         (259,374)
     Recovery on accounts previously
       written-off .................        20,407        128,663           --          149,070
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1995 .......       766,111        202,260            820        969,191

     Accounts written-off ..........      (126,417)       (39,066)          (109)      (165,592)
     Recovery on accounts previously
       written-off .................        11,141         89,029           --          100,170
     Transfer within accounts ......           711           --             (711)          --
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1996 .......       651,546        252,223           --          903,769

     Accounts written-off ..........       (92,545)       (74,931)          --         (167,476)
     Recovery on accounts previously
       written-off .................         9,284        222,476           --          231,760
     Transfer within accounts ......          --           56,438           --           56,438
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1997 .......   $   568,285    $   456,206    $      --      $ 1,024,491
                                       ===========    ===========    ===========    ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

7.   Notes Payable

     On May 30, 1997, the Partnership borrowed $2,700,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership payments and collateral for a specified group of leases and financing transactions. The note bears interest at 9.25% and is payable in consecutive monthly installments. In addition, the loan agreement contains restrictive covenants which include the maintenance of minimum tangible net worth and of certain financial ratios. The Partnership was in compliance with the related covenants at December 31, 1997. The Partnership had $2,027,139 outstanding under the loan at December 31, 1997.

     In December 1995, the Partnership borrowed $4,148,838 by pledging lease receivables and granting a security interest in the underlying equipment and receivables relating to a specified group of leases and financing transactions. The loan bears interest at a fixed rate of 8.02%, and is payable from receivable proceeds from the portfolio that has secured it. The Partnership had $1,195,311 outstanding under the loan at December 31, 1997.

     The Partnership entered into a secured revolving credit agreement (the "Facility") in October 1992. The Facility was amended in March 1996. The maximum amount available under the Facility was $5,000,000. The Facility was secured by an assignment of eligible receivables and the underlying equipment and allowed the Partnership to borrow based on eligible, unencumbered receivables. At December 31, 1996, the Partnership had $3,386,421 available for borrowing and outstanding under the Facility. The Facility had a final maturity date of January 31, 1997, at which time the Partnership paid the outstanding balance and terminated the agreement.

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft currently on lease to U.S. Airways, Inc. The purchase price totaled $6,819,250 and was funded with $3,619,250 of cash and $3,200,000 in non-recourse debt. The lease is an operating lease and expires in January 1999. The note bears interest at 10.34% and is interest only through January 1999. The principal balance is due in January 1999.

     Notes payable consists of the following: (1) notes payable-recourse, which are payable by the Partnership from available cash from operations, (2) notes payable-non-recourse-secured financing, which are payable by the Partnership from a specified group of lease and financing transactions and (3) notes payable-non-recourse, which are being paid directly to the lenders by the lessees. These notes bear interest at rates ranging from 5.2% to 12% and mature as follows:

                              Notes Payable
           Notes Payable      Non-Recourse      Notes Payable
             Recourse      Secured Financing    Non-Recourse         Total

1998     $    1,156,338     $      757,496    $    4,350,771    $    6,264,605
1999            592,631            373,091         3,278,663         4,244,385
2000            205,076             64,724           717,740           987,540
2001             73,094               -              236,674           309,768
2002               -                  -              129,998           129,998
         --------------     --------------    --------------    --------------

         $    2,027,139     $    1,195,311    $    8,713,846    $   11,936,296
         ==============     ==============    ==============    ==============

                    ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Included in notes payable non-recourse above are $432,976 in notes payable non-recourse due to various third parties in conjunction with the purchase and assignment of lease transactions as they relate to residual sharing agreements. The interest rates on these notes range from 8% to 12% and are payable only to the extent certain residuals are realized.

8.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1997, 1996 and 1995 are as follows:
                                          Charged to
                                          Capitalized    Operations

Acquisition fees ....................       $818,397      $   --
Management fees .....................           --         594,623
Administrative expense reimbursements           --         257,401
                                            --------      --------
Year ended December 31, 1995 ........       $818,397      $852,024
                                            ========      ========

Acquisition fees ....................       $404,957      $   --
Management fees .....................           --         685,103
Administrative expense reimbursements           --         301,945
                                            --------      --------
Year ended December 31, 1996 ........       $404,957      $987,048
                                            ========      ========

Acquisition fees ....................       $   --        $   --
Management fees .....................           --         548,400
Administrative expense reimbursements           --         271,829
                                            --------      --------
Year ended December 31, 1997 ........       $   --        $820,229
                                            ========      ========

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

     In March 1997 the Partnership, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals with a net book value of $4,805,767, $5,304,010 and $5,391,216, and cash of $125,000, $300,000 and $275,000, respectively to ICON
Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned equipment lease and finance receivables and residuals with a net book value of $15,547,305, $5,225,794 and $0, and cash of $740,000, $300,000 and $484,244, respectively to
1997-A. The Partnership, Series E, L.P. Six and L.P. Seven (collectively the "1997-A Members") received a 17.81%, 31.19% 31.03% and 19.97% interest,
respectively,   in  1997-A  based  on  the  present   value  of  their   related
contributions.

     On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members receive their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership's share of the net proceeds from the securitization totaled $3,352,789. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

9.    Security Deposits and Deferred Credits

      Security deposits and deferred credits at December 31, 1997 and 1996 include $22,610 and $39,751, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

10.  Subsidiary

     On December 27, 1994, the Partnership formed a wholly owned subsidiary, ICON D Corp., a Massachusetts corporation, formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed for personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON D Corp, a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON D Corp. As of December 31, 1997, there was no federal tax liability for ICON D Corp.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

11.  Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these third parties based on specified formulas. For the years ended December 31, 1997, 1996 and 1995, the Partnership paid $366,466, $266,469, $141,391, respectively, to third parties as their share under the agreements.

12.  Tax Information (Unaudited)

     The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                                  1997              1996          1995
                                                  ----              ----          ----

Net income per financial statements               $  676,730    $ 2,540,333    $ 2,793,742

Differences due to:
   Direct finance leases                           5,998,911      3,115,234      7,820,221
   Depreciation and amortization                  (4,339,289)      (129,832)    (5,819,098)
   Provision for losses                              138,489       (156,596)        (6,182)
   Loss on sale of equipment                         631,921     (2,336,699)    (3,190,163)
   Other                                             376,745         64,867         42,805
                                                  ----------    -----------    -----------

Partnership income for
   federal income tax purposes                    $3,483,507    $ 3,097,307    $ 1,641,325
                                                  ==========    ===========    ===========

   As of December 31, 1997, the partners' capital accounts included in the financial statements totaled $9,088,509 compared to the partners' capital accounts for federal income tax purposes of $23,969,195 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

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

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke          President, Chief Executive Officer and Director

Thomas W. Martin              Executive Vice President and Director

Paul B. Weiss                 Executive Vice President

Gary N. Silverhardt           Senior Vice President and Chief Financial Officer

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
                                December 31, 1997

     Beaufort J. B. Clarke, age 51, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Thomas W. Martin, age 43, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 12 years of senior management experience in the leasing business, particularly in the area of syndication.

     Paul B. Weiss, age 37, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 37, is Senior Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1997, 1996 and 1995.

                                                Type of
     Entity                 Capacity         Compensation          1997        1996        1995
     ------                 --------         ------------          ----        ----        ----

ICON Capital Corp.       Manager            Acquisition fees     $    -    $  404,957  $  818,397
ICON Capital Corp.       General Partner    Management fees       548,400     685,103     594,623
ICON Capital Corp.       General Partner    Administrative exp.
                                              reimbursements      271,829     301,945     257,401
                                                                 --------  ----------  ----------

                                                                 $820,229  $1,392,005  $1,670,421
                                                                 ========  ==========  ==========

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

     (c) The General Partner owns the equity securities of the Partnership set forth in the following table:

     Title                      Amount Beneficially                   Percent
   of Class                            Owned                          of Class
---------------    ----------------------------------------------     --------
General Partner    Represents initially a 1% and potentially a          100%
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

                                December 31, 1997

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1997.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

                              ICON CASH FLOW PARTNERS, L.P., Series D
                              File No. 33-40044 (Registrant)
                              By its General Partner, ICON Capital Corp.


Date: March 31, 1998          /s/ Beaufort J.B. Clarke
                              --------------------------------------------------
                              Beaufort J.B. Clarke
                              President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 31, 1998         /s/ Beaufort J.B. Clarke
                              --------------------------------------------------
                              Beaufort J.B. Clarke
                              President, Chief Executive Officer and Director


Date:  March 31, 1998         /s/ Thomas W. Martin
                              --------------------------------------------------
                              Thomas W. Martin
                              Executive Vice President and Director


Date:  March 31, 1998         /s/ Gary N. Silverhardt
                              --------------------------------------------------
                              Gary N. Silverhardt
                              Senior Vice President and Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.