Form 10-Q
period 1998-03-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 1998-05-12
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                                    March 31, 1998
                     -------------------------------------------------

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

                                                          [ x ] Yes     [   ] No

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                             March 31,     December 31,
                                                               1998           1997
Assets

Cash ..................................................   $    479,661    $  1,154,378
                                                          ------------    ------------

Investment in finance leases
   Minimum rents receivable ...........................      6,482,731       8,243,812
   Estimated unguaranteed residual values .............      5,315,589       5,916,727
   Initial direct costs ...............................         99,668         131,110
   Unearned income ....................................     (1,175,507)     (1,442,524)
   Allowance for doubtful accounts ....................       (571,073)       (568,285)
                                                          ------------    ------------
                                                            10,151,408      12,280,840

Investment in operating lease equipment, at cost ......      6,819,250       6,819,250
Accumulated depreciation ..............................       (509,167)       (356,417)
                                                          ------------    ------------
                                                             6,310,083       6,462,833

Investment in financings
   Receivables due in installments ....................      3,245,997       3,397,740
   Initial direct costs ...............................         11,023          12,344
   Unearned income ....................................     (1,088,631)     (1,137,678)
   Allowance for doubtful accounts ....................       (456,206)       (456,206)
                                                          ------------    ------------
                                                             1,712,183       1,816,200

Equity investment in joint venture ....................      1,119,988       1,155,072
                                                          ------------    ------------

Other assets ..........................................        124,325         130,155
                                                          ------------    ------------

Total assets ..........................................   $ 19,897,648    $ 22,999,478
                                                          ============    ============

       Liabilities and Partners' Equity

Note payable - recourse ...............................   $  1,657,146    $  2,027,139
Note payable - non-recourse - secured financing .......        997,829       1,195,311
Notes payable - non-recourse ..........................      7,648,082       8,713,846
Accounts payable to General Partner and affiliates, net         75,212         164,151
Accounts payable - other ..............................         37,549          43,136
Security deposits and deferred credits ................      1,425,217       1,767,386
                                                          ------------    ------------
                                                            11,841,035      13,910,969

                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)
                                   (unaudited)

                                                      March 31,     December 31,
                                                        1998           1997
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner .............................       (264,052)       (253,733)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price ........      8,320,665       9,342,242
                                                   ------------    ------------

Total partners' equity .........................      8,056,613       9,088,509
                                                   ------------    ------------

Total liabilities and partners' equity .........   $ 19,897,648    $ 22,999,478
                                                   ============    ============






























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                             1998         1997
                                                             ----         ----
Revenues

  Rental income ......................................     $342,000     $   --
  Finance income .....................................      315,819      530,669
  Income from equity investment in joint venture .....       65,929       18,561
  Interest income and other ..........................        6,988       33,985
  Net gain on sales or remarketing
    of equipment .....................................        6,854      302,687
                                                           --------     --------

  Total revenues .....................................      737,590      885,902
                                                           --------     --------

Expenses

  Interest ...........................................      239,598      265,859
  Depreciation .......................................      152,750         --
  Management fees - General Partner ..................      130,599      138,961
  Administrative expense reimbursements
    - General Partner ................................       71,978       64,555
  General and administrative .........................       48,002       37,849
  Amortization of initial direct costs ...............       34,695      108,858
                                                           --------     --------

  Total expenses .....................................      677,622      616,082
                                                           --------     --------

Net income ...........................................     $ 59,968     $269,820
                                                           ========     ========

Net income allocable to:
  Limited partners ...................................     $ 59,368     $267,122
  General Partner ....................................          600        2,698
                                                           --------     --------

                                                           $ 59,968     $269,820
                                                           ========     ========

Weighted average number of limited
  partnership units outstanding ......................      399,118      399,158
                                                           ========     ========

Net income per weighted average
  limited partnership unit ...........................     $    .15     $    .67
                                                           ========     ========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)


                       Limited Partner Distributions

                           Return of  Investment      Limited       General
                            Capital     Income        Partners       Partner        Total
                       (Per weighted average unit)

Balance at
   December 31, 1994                                $22,454,327   $   (121,285)  $22,333,042

Cash distributions
   to partners             $  7.07      $  6.93      (5,589,207)       (56,457)   (5,645,664)

Limited partnership
   units redeemed
   (25 units)                                              (764)            -           (764)

Net income                                            2,765,805         27,937     2,793,742
                                                    -----------   ------------   -----------

Balance at
   December 31, 1995                                 19,630,161       (149,805)   19,480,356

Cash distributions
   to partners             $  7.70      $  6.30      (5,588,508)       (56,450)   (5,644,958)

Limited partnership
   units redeemed
   (50 units)                                            (1,071)            -         (1,071)

Net income                                            2,514,930         25,403     2,540,333
                                                    -----------   ------------   -----------

Balance at
   December 31, 1996                                 16,555,512       (180,852)   16,374,660






                                                       (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (Continued)

                  For the Three Months Ended March 31, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)


                       Limited Partner Distributions

                           Return of  Investment       Limited       General
                            Capital     Income        Partners       Partner         Total
                       (Per weighted average unit)

Cash distributions
   to partners             $ 18.07      $  1.68      (7,882,867)       (79,648)   (7,962,515)

Limited partnership
   units redeemed
   (40 units)                                              (366)          -             (366)

Net income                                              669,963          6,767       676,730
                                                    -----------   ------------   -----------

Balance at
   December 31, 1997                                  9,342,242       (253,733)    9,088,509

Cash distributions
  to partners              $     2.56  $     .15     (1,080,945)      (10,919)   (1,091,864)

Net income                                               59,368           600        59,968
                                                    -----------   -----------   -----------

Balance at March 31, 1998                           $ 8,320,665   $  (264,052)  $ 8,056,613
                                                    ===========   ===========   ===========














See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                   1998           1997
                                                                   ----           ----


Cash flows from operating activities:
  Net income ...............................................   $    59,968    $   269,820
                                                               -----------    -----------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Collection of principal - non-financed receivables ......       475,422        702,130
   Interest expense on non-recourse financing paid
     directly by lessees ...................................       173,906        202,682
   Depreciation ............................................       152,750           --
   Finance income portion of receivables paid directly to
     lenders by lessees ....................................      (131,152)      (273,202)
   Income from equity investment in joint venture ..........       (65,929)       (18,561)
   Distribution from equity investment in joint venture ....       101,013           --
   Amortization of initial direct costs ....................        34,695        108,858
   Net gain on sales or remarketing of equipment ...........        (6,854)      (302,687)
   Interest expense accrued on non-recourse securitized debt         3,508           --
   Allowance for doubtful accounts .........................         2,788          7,210
   Changes in operating assets and liabilities:
    Security deposits and deferred credits .................      (342,169)       422,436
    Accounts payable to General Partner and affiliates, net        (88,939)       (18,406)
    Accounts payable - other ...............................        (5,587)       (39,895)
    Other, net .............................................       (16,822)      (155,873)
                                                               -----------    -----------

      Total adjustments ....................................       286,630        634,692
                                                               -----------    -----------

      Net cash provided by operating activities ............       346,598        904,512
                                                               -----------    -----------

Cash flows from investing activities:
  Proceeds from sales of equipment .........................       638,024      8,738,593
  Equipment and receivables purchased ......................          --       (3,409,805)
                                                               -----------    -----------

      Net cash provided by investing activities ............       638,024      5,328,788
                                                               -----------    -----------






                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                             1998          1997
                                                             ----          ----

Cash flows from financing activities:
  Cash distributions to partners ....................    (1,091,864)    (1,411,166)
  Principal payments on note payable-recourse .......      (369,993)          --
  Principal payments on notes payable-revolving
    credit facility .................................          --       (3,386,421)
  Principal payments on non-recourse securitized debt      (197,482)      (285,147)
                                                        -----------    -----------

      Net cash used in financing activities .........    (1,659,339)    (5,082,734)
                                                        -----------    -----------

Net increase (decrease) in cash .....................      (674,717)     1,150,566

Cash at beginning of period .........................     1,154,378        413,845
                                                        -----------    -----------

Cash at end of period ...............................   $   479,661    $ 1,564,411
                                                        ===========    ===========

























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   During the three months ended March 31, 1998 and 1997, non-cash activities included the following:


                                                                   1998            1997
                                                                   ----            ----

Principal and interest on direct finance
  receivables paid directly to lenders by lessees ...........   $ 1,219,203    $ 1,978,735
Principal and interest on non-recourse financing
  paid directly by lessees ..................................    (1,219,203)    (1,814,552)

Decrease in investments in finance leases due to terminations        20,467           --
Decrease in notes payable non-recourse due to terminations ..       (20,467)          --

Decrease in investments in finance leases and
  financings due to contribution to joint venture ...........          --        4,874,857
Increase in equity investment in joint venture ..............          --       (4,874,857)
                                                                -----------    -----------

                                                                $      --      $      --
                                                                ===========    ===========

      Interest expense of $239,598 and $265,859 for the three months ended March 31, 1998 and 1997 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $173,906 and $202,682, respectively, interest expense on non-recourse securitized debt of $21,684 and $62,477, respectively, interest expense on recourse notes payable of $44,008 and $0, respectively, and other interest of $0 and $700, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 1998

                                   (unaudited)

1.   Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

2.   Security Deposits and Deferred Credits

     Security deposits and deferred credits at March 31, 1998 include $22,610 of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

3.   Related Party Transactions

     During the three months ended March 31, 1998 and 1997, the Partnership paid or accrued to the General Partner management fees of $130,599 and $138,961, respectively, and administrative expense reimbursements of $71,978 and $64,555, respectively. These fees and reimbursements were charged to operations.

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

     Information as to the financial position and results of operations of 1997-A as of and for the quarter ended March 31, 1998 is summarized below:

                                                   March 31, 1998

                    Assets                          $ 48,132,853
                                                    ============

                    Liabilities                     $ 42,562,421
                                                    ============

                    Equity                          $  5,570,432
                                                    ============

                                                 Three Months Ended
                                                   March 31, 1998

                    Net income                      $    370,203
                                                    ============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                 March 31, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings and equity investment in joint venture, representing 53%, 31%, 10% and 6% of total investments at March 31, 1998, respectively, and 72%, 0%, 10% and 18% of total investments at March 31, 1997, respectively.

    For the three months ended March 31, 1997, the Partnership leased or financed equipment with initial costs of $3,409,803, to 40 lessees or equipment users. The weighted average initial transaction term for 1997 was 28 months.

Results of Operations for the Three Months Ended March 31, 1998 and 1997

    Revenues for the three months ended March 31, 1998 were $737,590, representing a decrease of $148,312 or 17% from 1997. The decrease in revenues resulted primarily from a decrease in finance income of $214,850 or 41% and a decrease in net gain on sales or remarketing of equipment of $295,833 or 98%, from 1997. Interest income and other also decreased by $26,997 or 79%. These decreases were partially offset by an increase in rental income of $342,000 and an increase in income from investment in joint venture of $47,368. Finance income decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in net gain on sales or remarketing of equipment was due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Interest income and other decreased primarily from a decrease in the average cash balance from 1997 to 1998 and from a reduction in late charges during the same period. Rental income increased due to the Partnership's $6,819,250 investment in an operating lease during June 1997. Income from investment in joint venture increased as a result of the Partnership's March 1997 investment in ICON Receivables 1997-A LLC.

    Expenses for the three months ended March 31, 1998 were $677,622, representing an increase of $61,540 or 10% from 1997. The increase in expenses resulted primarily from an increase in depreciation expense of $152,750, an increase in administrative expense reimbursements of $7,423 or 11% and an increase in general and administrative expenses of $10,153 or 27%. These increases were partially offset by a decrease in amortization of initial direct costs of $74,163 or 68%, a decrease in management fees of $8,362 or 6% and a decrease in interest expense of $26,261 or 10%. The increase in depreciation expense and administrative expense reimbursements resulted from the
Partnership's June 1997 investment in an operating lease. General and administrative expenses increased primarily due to an increase in professional service expenses. Amortization of initial direct costs and management fees decreased due to a decrease in the average size of the portfolio from 1997 to 1998. Interest expense decreased as a result of the decrease in the average debt outstanding from 1997 to 1998.

    Net income for the three months ended March 31, 1998 and 1997 was $59,968 and $269,820, respectively. The net income per weighted average limited partnership unit was $.15 and $.67 for 1998 and 1997, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

    The Partnership's primary sources of funds for the three months ended March 31, 1998 and 1997 were net cash provided by operations of $346,598 and $904,512, respectively, proceeds from sales of equipment of $638,024 and $8,738,593, respectively. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings.

    Cash distributions to the limited partners for the three months ended March 31, 1998 and 1997, which were paid monthly, totaled $1,080,945 and $1,397,054, respectively, of which $94,630 and $267,122 was investment income and $986,315 and $1,129,932 was a return of capital, respectively. The monthly annualized cash distribution rate for the three months ended March 31, 1998 and 1997 was 10.83% and 14.00%, of which .96% and 2.67% was investment income and 9.87% and 11.33% was a return of capital, respectively, calculated as a percentage of each limited partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding was $2.71 and $3.50, of which $.15 and $.67 was investment income and $2.56 and $2.83 was a return of capital, respectively.

    The Partnership's Reinvestment Period ended June 5, 1997. The Disposition Period began June 6, 1997 and is expected to continue through June 5, 2002.
During the Disposition Period the Partnership has, and will continue to distribute substantially all distributable cash from operations and sales to the Partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not reinvest in any leased equipment during the Disposition Period.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

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

    As of March 31, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will distribute substantially all available cash after retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

                                    ICON CASH FLOW PARTNERS, L.P., SERIES D
                                    File No. 33-40044 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




May 14, 1998                        /s/ Gary N. Silverhardt
------------                        --------------------------------------------
    Date                            Gary N. Silverhardt
                                    Chief Financial Officer
                                    (Principal financial and account officer of
                                    the General Partner of the Registrant)