Form 10-Q
period 1998-06-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 1998-08-14
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                         June 30, 1998
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                      to
                               --------------------   --------------------------

Commission File Number                           0-27902
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series D
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          13-3602979
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


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

                                                              [ x ]Yes   [  ]No

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                   June 30,    December 31,
                                                                     1998          1997
       Assets

Cash                                                            $    331,310   $ 1,154,378
                                                                ------------   -----------

Investment in finance leases
   Minimum rents receivable                                        5,239,345     8,243,812
   Estimated unguaranteed residual values                          5,167,106     5,916,727
   Initial direct costs                                               69,405       131,110
   Unearned income                                                (1,003,478)   (1,442,524)
   Allowance for doubtful accounts                                  (552,823)     (568,285)
                                                                ------------   -----------
                                                                   8,919,555    12,280,840

Investment in operating lease equipment, at cost                   6,819,250     6,819,250
Accumulated depreciation                                            (698,263)     (356,417)
                                                                ------------   -----------
                                                                   6,120,987     6,462,833

Investment in financings
   Receivables due in installments                                 3,364,326     3,397,740
   Initial direct costs                                                3,209        12,344
   Unearned income                                                (1,166,469)   (1,137,678)
   Allowance for doubtful accounts                                  (450,254)     (456,206)
                                                                ------------   ------------
                                                                   1,750,812     1,816,200

Equity investment in joint venture                                 1,184,169     1,155,072
                                                                ------------   -----------

Other assets                                                          47,815       130,155
                                                                ------------   -----------

Total assets                                                    $ 18,354,648   $22,999,478
                                                                ============   ===========

       Liabilities and Partners' Equity

Note payable - recourse                                         $  1,462,979   $ 2,027,139
Note payable - non-recourse - secured financing                      791,091     1,195,311
Notes payable - non-recourse                                       6,521,394     8,713,846
Accounts payable to General Partner and affiliates, net               54,398       164,151
Accounts payable - other                                              36,821        43,136
Security deposits and deferred credits                             2,289,023     1,767,386
                                                                ------------   -----------
                                                                  11,155,706    13,910,969

                                                       (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                   June 30,    December 31,
                                                                     1998          1997
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (272,629)     (253,733)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price                            7,471,571     9,342,242
                                                                ------------   -----------

Total partners' equity                                             7,198,942     9,088,509
                                                                ------------   -----------

Total liabilities and partners' equity                          $ 18,354,648   $22,999,478
                                                                ============   ===========




























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                         For the Three Months         For the Six Months
                                            Ended June 30,              Ended June 30,
                                          1998         1997           1998          1997
                                          ----         ----           ----          ----

Revenue
   Rental income                    $    303,387   $       -     $    645,387   $     -
   Finance income                        287,705        487,977       603,524     1,018,646
   Net gain on sales or
     remarketing of equipment            145,104         63,760       151,958       366,447
   Income from equity investment
     in a joint venture                   97,128        119,459       163,057       138,020
   Interest income and other               5,014         22,510        12,002        56,495
                                    ------------   ------------  ------------   -----------

   Total revenues                        838,338        693,706     1,575,928     1,579,608
                                    ------------   ------------  ------------   -----------

Expenses
   Interest                              202,345        250,752       441,943       516,611
   Depreciation                          189,096           -          341,846          -
   Amortization of initial direct costs   69,794         94,696       134,275       203,554
   Administrative expense
     reimbursement  - General Partner     53,312         74,022       125,290       138,577
   Management fees - General Partner      97,822        143,315       228,421       282,276
   General and administrative             75,765         70,971        93,981       108,820
                                    ------------   ------------  ------------   -----------

   Total expenses                        688,134        633,756     1,365,756     1,249,838
                                    ------------   ------------  ------------   -----------

Net income                          $    150,204   $     59,950  $    210,172   $   329,770
                                    ============   ============  ============   ===========

Net income allocable to:
   Limited partners                 $    148,702   $     59,350  $    208,070   $   326,472
   General Partner                         1,502            600         2,102         3,298
                                    ------------   ------------  ------------   -----------

                                    $    150,204   $     59,950  $    210,172   $   329,770
                                    ============   ============  ============   ===========
Weighted average number of limited
   partnership units outstanding         399,118        399,158       399,118       399,158
                                    ============   ============  ============   ===========

Net income per weighted average
   limited partnership unit         $        .37   $        .15  $        .52   $        .82
                                    ============   ============  ============   ============



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995

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






                                                                      (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (Continued)

                   For the Six Months Ended June 30, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                       Limited Partner Distributions

                           Return of  Investment      Limited        General
                            Capital     Income        Partners       Partner        Total
                       (Per weighted average unit)
Cash distributions
   to partners             $ 18.07      $  1.68      (7,882,867)       (79,648)   (7,962,515)

Limited partnership
   units redeemed
   (40 units)                                              (366)          -             (366)

Net income                                              669,963          6,767       676,730
                                                    -----------   ------------   -----------

Balance at
   December 31, 1997                                  9,342,242       (253,733)    9,088,509

Cash distributions
  to partners              $     4.69  $     .52     (2,078,741)      (20,998)   (2,099,739)

Net income                                              208,070         2,102       210,172
                                                    -----------   -----------   -----------

Balance at June 30, 1998                            $ 7,471,571   $   272,629   $ 7,198,942
                                                    ===========   ===========   ===========














See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                    1998             1997
                                                                    ----             ----

Cash flows provided by operating activities:
   Net income                                                  $     210,172    $    329,770
                                                               -------------    ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                    341,846           -
     Finance income portion of receivables paid directly
       to lenders by lessees                                        (227,525)       (499,274)
     Rental income paid directly by lenders to lessees              (165,440)          -
     Amortization of initial direct costs                            134,275         203,554
     Net gain on sales or remarketing of equipment                  (151,958)       (366,447)
     Interest expense on non-recourse financing paid
       directly by lessees                                           320,389         371,045
     Interest expense accrued on non-recourse securitized debt         2,607           4,962
     Collection of principal - non-financed receivables              767,277         911,822
     Income from equity investment in joint venture                 (163,057)       (138,020)
     Distribution from investment in joint venture                   145,536         396,970
     Changes in operating assets and liabilities:
       Allowance for doubtful accounts                               (21,414)        (18,764)
       Accounts payable to General Partner
         and affiliates, net                                        (109,753)        (18,406)
       Accounts payable - other                                       (6,315)        (51,962)
       Security deposits and deferred credits                        257,441       1,023,084
       Other, net                                                    (58,920)        (24,662)
                                                               -------------    ------------

         Total adjustments                                         1,074,750       1,793,902
                                                               -------------    ------------

         Net cash provided by operating activities                 1,284,922       2,123,672
                                                               -------------    ------------

Cash flows from investing activities:
   Investment in joint venture                                       (11,576)
   Proceeds from sales of equipment                                  971,704       8,137,312
   Equipment and receivables purchased                                    -       (6,118,117)
                                                               -------------    ------------

       Net cash provided by  investing activities                    960,128       2,403,503
                                                               -------------    ------------



                                                                      (continued on next page)


                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                    1998             1997
                                                                    ----             ----

Cash flows from financing activities:
   Principal payments on non-recourse securitized debt              (404,220)       (520,483)
   Principal payments on note payable - recourse                    (564,160)        (64,188)
   Cash distributions to partners                                 (2,099,739)     (2,822,332)
   Proceeds from note payable - recourse                                  -        2,700,000
   Proceeds from note payable affiliate                                   -        3,500,000
   Principal payments on note payable affiliate                           -       (3,500,000)
   Principal payments on revolving line of credit                         -       (3,386,421)
   Redemption of limited partnership units                                -             (366)
                                                               -------------    ------------
       Net cash used in financing activities                      (3,068,119)     (4,093,790)
                                                               -------------    ------------

Net increase (decrease) in cash                                     (823,068)         49,077

Cash at beginning of period                                        1,154,378         413,845
                                                               -------------    ------------

Cash at end of period                                          $     331,310    $    462,922
                                                               =============    ============



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   During the six months ended June 30, 1998 and 1997, non-cash activities included the following:

                                                                  1998                1997
                                                                  ----                ----

Decrease in notes payable non-recourse due to terminations   $   (264,196)       $  (164,183)
Increase in security deposits and deferred credits                264,196            164,183

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                          1,969,901          3,389,111
Rental income assigned operating lease receivable                 165,440              -
Principal and interest on non-recourse financing
   paid directly by lessees                                    (2,135,341)        (3,389,111)

Fair value of equipment and receivables purchased
   for debt and payables                                            -             (3,200,000)
Non-recourse notes payable assumed
   in purchase price                                                -              3,200,000

Decrease in investments in finance leases and
   financings due to contribution to joint venture                  -              4,874,857
Increase in equity investment in joint venture                      -             (4,874,857)
                                                             ------------        -----------

                                                             $      -            $     -
                                                             ============        ===========

    Interest expense of $441,943 and $516,611 for the six months ended June 30, 1998 and 1997 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $320,389 and $371,045, respectively, interest expense on non-recourse securitized note payable of $39,338 and $74,144, respectively, interest expense on recourse note payable of $80,841 and $20,813, respectively, interest expense on note payable affiliate of $1,375 and $26,370, respectively, and other interest of $0 and $24,239, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 1998

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

2.   Security Deposits and Deferred Credits

     Security deposits and deferred credits at June 30, 1998 and December 31, 1997 include $894,036 and $22,610, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

3.   Related Party Transactions

     During the six months ended June 30, 1998 and 1997, the Partnership paid or accrued to the General Partner management fees of $228,421 and $282,276, respectively, and administrative expense reimbursements of $125,290 and $138,577, respectively. These fees and reimbursements were charged to operations.

4.   Investment in Joint Venture

     The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

     In March 1997, the Partnership, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and eventually securitizing its portfolio. In September 1997 ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven (collectively the "1997-A Members") received a 17.81%, 31.19% 31.03% and 19.97% interest,
respectively,   in  1997-A  based  on  the  present   value  of  their   related
contributions.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

     Information as to the audited financial position and results of operations of 1997-A as of and for the six months ended June 30, 1998 is summarized below:

                                          June 30, 1998

          Assets                          $ 41,416,082
                                          ============

          Liabilities                     $ 35,235,264
                                          ============

          Equity                          $  6,180,818
                                          ============

                                        Six Months Ended
                                          June 30, 1998

          Net income                      $    915,589
                                          ============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of a net investment in finance leases, operating lease, financings and equity investment in joint venture of 50%, 32%, 12% and 6% of total investments at June 30, 1998, respectively, and 55%, 22%, 8% and 15% of total investments at June 30, 1997, respectively.

Results of Operations

Three Months Ended June 30, 1998 and 1997

    For the three months ended June 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $0 and $6,820,628, respectively, to 0 and 2 lessees or equipment users, respectively.

     Revenues for the three months ended June 30, 1998 were $838,338 representing an increase of $144,632 or 21% from 1997. The increase in revenues was attributable to an increase in rental income of $303,387 or 100% and an increase in net gain on sales or remarketing of equipment of $81,344 or 13%. These increases were partially offset by a decrease in finance income of $200,272 or 41%, a decrease in income from equity investment in joint venture of $22,331, and a decrease in interest income and other of $17,496 or 78% from 1997. The increase in rental income was due to the Partnership's additional investment in operating leases. The increase in net gain on sales or remarketing of equipment was due to an increase in the number of leases maturing and the underlying equipment being sold or remarketed, for which proceeds received were in excess of the remaining carrying value of the equipment. Finance income decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in income from equity investment in joint venture decreased due to the decrease in the average size of the joint venture's portfolio from 1997 to 1998. The decrease in interest income and other resulted from a decrease in the average cash balance from 1997 to 1998.

    Expenses for the three months ended June 30, 1998 were $688,134, representing an increase of $54,378 or 8% from 1997. The increase in expenses was primarily attributable to an increase in depreciation of $189,096, an increase in general and administrative expense of $4,794 or 7% from 1997. These increases were partially off set by a decrease in interest expense of $48,407 or 19% from 1997, a decrease in management fees of $45,493 or 32%, a decrease in amortization of initial direct costs of $24,902 or 26% and a decrease in administrative expense reimbursements of $20,710 or 28% from 1997. The increase in depreciation expense was due to the Partnership's additional investment in operating leases. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1997 to 1998. Management fees, administrative expense reimbursements and amortization of initial direct cost decreased due to a decrease in the average size of the portfolio from 1997 to 1998.

    Net income for the three  months  ended June 30, 1998 and 1997 was  $150,204
and  $59,950,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.37 and $.15 for 1998 and 1997, respectively.

Six Months Ended June 30, 1998 and 1997

    For the six months ended June 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $0 and $10,230,433, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 1998

        Revenues for the six months ended June 30, 1998 were $1,575,928 representing a decrease of $3,680 from 1997. The decrease in revenues was primarily attributable to a decrease in finance income of $415,122 or 40%, a decrease in net gain on sales or remarketing of equipment of $214,489 or 59% and a decrease in interest income and other of $44,493 or 79% from 1997. These decreases were partially offset by an increase in rental income of $645,387 and an increase in income from equity investment in joint venture of $25,037. Finance income decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in net gain on sales or remarketing of equipment was due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in interest income and other resulted from a decrease in the average cash balance from 1997 to 1998. The increase in rental income was primarily due to the US Air lease. Income from investment in joint venture increased due to the increase in income related to its consolidated investments in joint ventures.

        Expenses for the six months ended June 30, 1998 were $1,365,756, representing an increase of $115,918 or 9% from 1997. The increase in expenses was primarily attributable to an increase in depreciation of $341,846. The increase was partially offset by a decrease in interest expense of $74,668 or 14%, a decrease in amortization of initial direct cost of $69,279 or 34%, a decrease in management fees of $53,855 or 19% and a decrease in general and administrative expense of $14,839, A decrease in administrative expense reimbursements of $13,287 or 5% from 1997. The increase in depreciation expense was due to the Partnership's additional investment in operating leases. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1997 to 1998. Amortization of initial direct costs, management fees, general and administrative expense, and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1997 to 1998.

    Net income for the six months ended June 30, 1998 and 1997 was $210,172 and $329,770, respectively. The net income per weighted average limited partnership unit was $.52 and $.82 for 1998 and 1997, respectively.

Liquidity and Capital Resources

    The Partnership's primary sources of funds for the six months ended June 30, 1998 and 1997 were net cash provided by operations of $1,284,922 and $2,123,672, respectively, proceeds from sales of equipment of $971,704 and $8,137,312, respectively, and proceeds from recourse borrowings of $2,700,000 in 1997. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings.

    Cash distributions to limited partners for the six months ended June 30, 1998 and 1997, which were paid monthly, totaled $2,078,741 and $2,794,108, respectively, of which $208,070 and $326,472 was investment income and $1,870,671 and $2,467,636 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.42% for 1998 and 14.00% for 1997, of which 1.04% and 1.64% was investment income and 9.38% and 12.36% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1998 and 1997 was $5.21 and $7.00, of which $.52 and $.82 was investment income and $4.69 and $6.18 was a return of capital, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 1998

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

    As of June 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will make cash distributions where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

                              ICON Cash Flow Partners, L.P., Series D
                              File No. 33-40044 (Registrant)
                              By its General Partner,
                              ICON Capital Corp.




August 14, 1998               /s/ Gary N. Silverhardt
---------------               --------------------------------------------------
    Date                      Gary N. Silverhardt
                              Chief Financial Officer
                              (Principal financial and account officer of
                              the General Partner of the Registrant)