Form 10-Q
period 1998-09-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 1998-11-16
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x   ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the period ended                         September 30, 1998
                     -----------------------------------------------------------

[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                          0-27902
                      ----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                           September 30,   December 31,
                                                                1998           1997
       Assets

Cash ...................................................   $    148,039    $  1,154,378
                                                           ------------    ------------

Investment in finance leases
   Minimum rents receivable ............................      4,111,232       8,243,812
   Estimated unguaranteed residual values ..............      5,033,709       5,916,727
   Initial direct costs ................................         54,022         131,110
   Unearned income .....................................       (809,714)     (1,442,524)
   Allowance for doubtful accounts .....................       (439,990)       (568,285)
                                                           ------------    ------------
                                                              7,949,259      12,280,840

Investment in operating leases
   Equipment, at cost ..................................      6,819,250       6,819,250
   Accumulated depreciation ............................       (859,401)       (356,417)
                                                           ------------    ------------
                                                              5,959,849       6,462,833

Investment in financings
   Receivables due in installments .....................      3,230,393       3,397,740
   Initial direct costs ................................          2,472          12,344
   Unearned income .....................................     (1,108,586)     (1,137,678)
   Allowance for doubtful accounts .....................       (166,362)       (456,206)
                                                           ------------    ------------
                                                              1,957,917       1,816,200

Equity investment in joint venture .....................      1,203,356       1,155,072
                                                           ------------    ------------

Other assets ...........................................         13,396         130,155
                                                           ------------    ------------

Total assets ...........................................   $ 17,231,818    $ 22,999,478
                                                           ============    ============

       Liabilities and Partners' Equity

Note payable - recourse ................................   $  1,146,616    $  2,027,139
Note payable - non-recourse - secured financing ........        607,822       1,195,311
Notes payable - non-recourse ...........................      5,948,271       8,713,846
Security deposits, deferred credits and accounts payable      2,898,085       1,810,522
Accounts payable to General Partner and affiliates, net            --           164,151
                                                           ------------    ------------
                                                             10,600,794      13,910,969


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                   September 30,   December 31,
                                                       1998            1997

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ............................       (278,308)       (253,733)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price .......      6,909,332       9,342,242
                                                  ------------    ------------

Total partners' equity ........................      6,631,024       9,088,509
                                                  ------------    ------------

Total liabilities and partners' equity ........   $ 17,231,818    $ 22,999,478
                                                  ============    ============




























See accompanying notes to unaudited consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                              For the Three Months          For the Nine Months
                                               Ended September 30,          Ended September 30,
                                               1998           1997          1998          1997
                                               ----           ----          ----          ----

Revenue
   Rental income ......................   $   342,000    $   456,000   $   987,387    $   456,000
   Finance income .....................       246,806        403,973       850,330      1,422,619
   Net gain on sales or
     remarketing of equipment .........        40,678         76,272       192,636        442,719
   Interest income and other ..........         9,735         20,036        21,737         76,531
   Income (loss) from equity investment
     in a joint venture ...............       (19,017)       110,574       144,040        248,594
                                          -----------    -----------   -----------    -----------

   Total revenues .....................       620,202      1,066,855     2,196,130      2,646,463
                                          -----------    -----------   -----------    -----------

Expenses
   Interest ...........................       172,046        335,708       613,989        852,319
   Depreciation .......................       161,138        203,667       502,984        203,667
   Management fees - General Partner ..        96,366        140,043       324,787        422,319
   Amortization of initial direct costs        67,002         86,206       171,491        289,760
   Administrative expense
     reimbursement  - General Partner .        51,560         67,750       176,850        206,327
   General and administrative .........        32,134         36,575       155,901        145,395
   Reversal of allowance for
     doubtful accounts ................      (400,000)          --        (400,000)          --
                                          -----------    -----------   -----------    -----------

   Total expenses .....................       180,246        869,949     1,546,002      2,119,787
                                          -----------    -----------   -----------    -----------

Net income ............................   $   439,956    $   196,906   $   650,128    $   526,676
                                          ===========    ===========   ===========    ===========

Net income allocable to:
   Limited partners ...................   $   435,556    $   194,937   $   643,627    $   521,409
   General Partner ....................         4,400          1,969         6,501          5,267
                                          -----------    -----------   -----------    -----------

                                          $   439,956    $   196,906   $   650,128    $   526,676
                                          ===========    ===========   ===========    ===========
Weighted average number of limited
   partnership units outstanding ......       399,118        399,118       399,118        399,118
                                          ===========    ===========   ===========    ===========

Net income per weighted average
   limited partnership unit ...........   $      1.09    $       .49   $      1.61    $      1.31
                                          ===========    ===========   ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1998 and the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                      Limited Partner Distributions

                        Return of     Investment          Limited          General
                         Capital        Income            Partners         Partner         Total
                       (Per weighted average unit)
Balance at
   December 31, 1994                                    $ 22,454,327    $   (121,285)   $ 22,333,042

Cash distributions
   to partners .....   $  7.07          $ 6.93            (5,589,207)        (56,457)     (5,645,664)

Limited partnership
   units redeemed
   (25 units) ......                                            (764)           --              (764)

Net income .........                                       2,765,805          27,937       2,793,742
                                                        ------------    ------------    ------------

Balance at
   December 31, 1995                                      19,630,161        (149,805)     19,480,356

Cash distributions
   to partners .....   $  7.70          $ 6.30            (5,588,508)        (56,450)     (5,644,958)

Limited partnership
   units redeemed
   (50 units) ......                                          (1,071)           --            (1,071)

Net income .........                                       2,514,930          25,403       2,540,333
                                                        ------------    ------------    ------------

Balance at
   December 31, 1996                                      16,555,512        (180,852)     16,374,660





                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (Continued)

                For the Nine Months Ended September 30, 1998 and the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                     Limited Partner Distributions

                       Return of      Investment        Limited         General
                        Capital         Income          Partners        Partner         Total
                      (Per weighted average unit)
Cash distributions
   to partners ......   $18.07         $ 1.68          (7,882,867)       (79,648)    (7,962,515)

Limited partnership
   units redeemed
   (40 units) .......                                        (366)          --             (366)

Net income ..........                                     669,963          6,767        676,730
                                                      -----------    -----------    -----------

Balance at
   December 31, 1997                                    9,342,242       (253,733)     9,088,509

Cash distributions
   to partners ......   $ 6.10         $ 1.61          (3,076,537)       (31,076)    (3,107,613)

Net income ..........                                     643,627          6,501        650,128
                                                      -----------    -----------    -----------

Balance at
   September 30, 1998                                 $ 6,909,332    $  (278,308)   $ 6,631,024
                                                      ===========    ===========    ===========














See accompanying notes to unaudited consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                        1998           1997
                                                                        ----           ----

Cash flows provided by operating activities:
   Net income ...................................................   $   650,128    $   526,676
                                                                    -----------    -----------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation ..............................................       502,984        203,667
      Finance income portion of receivables paid directly
        to lenders by lessees ...................................      (303,001)      (688,107)
      Rental income paid directly to lenders by lessees .........      (248,160)          --
      Amortization of initial direct costs ......................       171,491        289,760
      Net gain on sales or remarketing of equipment .............      (192,636)      (442,719)
      Interest expense on non-recourse financing paid
        directly by lessees .....................................       457,200        509,110
      Interest expense accrued on non-recourse securitized debt .          --            4,508
      Collection of principal - non-financed receivables ........     1,123,298      1,442,020
      Income from equity investment in joint venture ............      (144,040)      (248,594)
      Distribution from equity investment in joint venture ......       145,536      3,962,495
      Changes in operating assets and liabilities:
         Security deposits, deferred credits and accounts payable       823,367      2,159,664
         Allowance for doubtful accounts ........................      (418,139)       136,048
         Accounts payable to General Partner
           and affiliates, net ..................................      (164,151)        31,566
         Other, net .............................................        61,099       (541,751)
                                                                    -----------    -----------

           Total adjustments ....................................     1,814,848      6,817,667
                                                                    -----------    -----------

           Net cash provided by operating activities ............     2,464,976      7,344,343
                                                                    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .............................     1,154,090      9,095,666
   Investment in joint venture ..................................       (49,780)          --
   Equipment and receivables purchased ..........................          --       (6,418,117)
                                                                    -----------    -----------

         Net cash provided by investing activities ..............     1,104,310      2,677,549
                                                                    -----------    -----------




                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                               1998           1997
                                                               ----           ----

Cash flows from financing activities:
   Principal payments on note payable - recourse ......      (880,523)      (485,013)
   Principal payments on non-recourse secured financing      (587,489)      (744,247)
   Principal payments on revolving line of credit .....          --       (3,386,421)
   Proceeds from note payable - recourse ..............          --        2,700,000
   Proceeds from note payable - affiliate .............          --        3,500,000
   Principal payments on note payable - affiliate .....          --       (3,500,000)
   Cash distributions to partners .....................    (3,107,613)    (3,967,278)
   Redemption of limited partnership units ............          --             (366)
                                                          -----------    -----------

         Net cash used in financing activities ........    (4,575,625)    (5,883,325)
                                                          -----------    -----------

Net (decrease) increase in cash .......................    (1,006,339)     4,138,567

Cash at beginning of period ...........................     1,154,378        413,845
                                                          -----------    -----------

Cash at end of period .................................   $   148,039    $ 4,552,412
                                                          ===========    ===========



















See accompanying notes to unaudited consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)


Supplemental Disclosures of Cash Flow Information

   During the nine months ended September 30, 1998 and 1997, non-cash activities included the following:

                                                                  1998            1997
                                                                  ----            ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees ...................   $  2,597,115    $  5,268,285
Rental income assigned operating lease receivable ........        248,160
Principal and interest on non-recourse financing
   paid directly by lessees ..............................     (2,845,275)     (5,268,285)

Decrease in notes payable non-recourse due to terminations       (264,196)           --
Increase in security deposits and deferred credits .......        264,196            --

Fair value of equipment and receivables purchased
   for debt and payables .................................           --       (12,321,960)
Non-recourse notes payable assumed
   in purchase price .....................................           --         5,727,540
Accounts payable-equipment ...............................           --         6,594,420

Decrease in investments in finance leases and
   financings due to contribution to joint venture .......           --        (4,874,857)
Increase in equity investment in joint venture ...........           --         4,874,857
                                                             ------------    ------------

                                                             $       --      $       --
                                                             ============    ============

     Interest expense of $613,989 and $852,319 for the nine months ended September 30, 1998 and 1997 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $457,200 and $509,110, respectively, interest expense on non-recourse secured financing of $53,725 and $104,512, respectively, interest expense on recourse notes payable of $101,478 and $77,094, respectively, interest expense on notes payable affiliates of $1,586 and $26,370, respectively, and other interest of $0 and $135,233, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998

1.    Basis of Presentation

      The consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

2.    Security Deposits, Deferred Credits and Accounts Payable

      Security deposits, deferred credits and accounts payable at September 30, 1998 and December 31, 1997 include $896,328 and $22,610, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

3.    Related Party Transactions

      During the nine months ended September 30, 1998 and 1997, the Partnership paid or accrued to the General Partner management fees of $324,787 and $422,319, respectively, and administrative expense reimbursements of $176,850 and $206,327, respectively. These fees and reimbursements were charged to operations.

      In May 1998 and July 1998, an affiliate, ICON Cash Flow Partners, L.P., Series C ("Series C"), lent the Partnership $100,000 and $115,000, respectively. These loans bore interest at the rate of 11%. The loans were paid in June 1998 and July 1998, respectively. The Partnership paid $1,586 to Series C for interest related to the notes.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

     In March 1997, the Partnership, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and eventually securitizing its portfolio. In September 1997 ICON Cash Flow Partners, L.P., Series E ("Series E") and L.P. Six contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven received a 17.81%, 31.19% 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

      Information as to the unaudited financial position and results of operations of 1997-A as of and for the nine months ended September 30, 1998 is summarized below:

                                                September 30, 1998

          Assets                                  $   37,097,268
                                                  ==============

          Liabilities                             $   31,058,715
                                                  ==============

          Equity                                  $    5,229,748
                                                  ==============

                                                 Nine Months Ended
                                                September 30, 1998

          Net income                              $      808,805
                                                  ==============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings and equity investment in joint venture of 47%, 35%, 12% and 6% of total investments at September 30, 1998, respectively, and 62%, 28%, 10% and 9% of total investments at September 30, 1997, respectively.

Results of Operations

Three Months Ended September 30, 1998 and 1997

     The Partnership did not lease or finance any equipment for the three months ended September 30, 1998 and 1997.

     Revenues for the three months ended September 30, 1998 were $620,202 representing a decrease of $446,653 or 42% from 1997. This decrease in revenues was attributable to a decrease in finance income of $157,167 or 39%, a decrease in income from equity investment in joint venture of $129,591 or 117%, a decrease in rental income of $114,000 or 25%, a decrease in net gain on sales or remarketing of equipment of $35,594 or 47% and a decrease in interest income and other of $10,301 or 51%. Finance income decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in income from equity investment in joint venture was a result of a decrease in the average size of the joint venture's portfolio from 1997 to 1998. Rental income relates to the Partnership's operating lease with U.S. Air which commenced in June 1997. Rental income for the third quarter of 1997, include rents for four months in 1997 compared to three months for 1998. The decrease in net gain on sales or remarketing of equipment was due to a decrease in the number of leases maturing from 1997 to 1998 and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in interest income and other resulted from a decrease in the average cash balance from 1997 to 1998.

     Expenses for the three months ended September 30, 1998 were $180,246 representing a decrease of $689,703 or 79% from 1997. The decrease in expenses was attributable to a decrease in interest expense of $163,662 or 49%, a decrease in management fees of $43,677 or 31%, a decrease in depreciation expense of $42,529 or 21%, a decrease in the amortization of initial direct costs of $19,204 or 22%, a decrease in administrative expense reimbursements of $16,190 or 24%, a decrease in general and administrative expenses of $4,441 or 12% and a reduction of the allowance for doubtful accounts of $400,000. The decrease in interest expense was primarily due to the decrease in the average debt outstanding. The decreases in management fees, depreciation expense, administrative expense reimbursements, amortization of initial direct costs and general and administrative expenses were attributable to the decrease in the average size of the portfolio from 1997 to 1998. The reduction of the allowance for doubtful accounts was as a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience.

     Net income for the three months ended September 30, 1998 and 1997 was $439,956 and $196,906, respectively. The net income per weighted average limited partnership unit was $1.09 and $.49 for 1998 and 1997, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 1998

Nine Months Ended September 30, 1998 and 1997

     For the nine months ended September 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $0 and $10,230,433, respectively, to 0 and 42 lessees or equipment users, respectively. The weighted average initial term relating to the 1997 transactions was 42 months.

         Revenues for the nine months ended September 30, 1998 were $2,196,130 representing a decrease of $450,333 from 1997. The decrease in revenues was attributable to a decrease in finance income of $572,289 or 40%, a decrease in net gain on sales or remarketing of equipment of $250,083 or 56%, a decrease in income from equity investment in joint venture of $104,554 or 42%, and a decrease in interest income and other of $54,794 or 72% from 1997. These decreases were partially offset by an increase in rental income of $531,387 or 117%. Finance income decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in net gain on sales or remarketing of equipment was due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in income from equity investment in joint venture was due to a decrease in the average size of the joint venture's portfolio from 1997 to 1998. The decrease in interest income and other resulted from a decrease in the average cash balance from 1997 to 1998. The Partnership's operating lease with U.S. Air commenced in June 1997. Revenues for 1998 include nine months of rents compared to four months in 1997.

     Expenses for the nine months ended September 30, 1998 were $1,546,002 representing a decrease of $573,785 or 27% from 1997. The decrease in expenses was attributable to a decrease in interest expense of $238,330 or 28%, a decrease in the amortization of initial direct costs of $118,269 or 41%, a decrease in management fees of $97,532 or 23%, a decrease in administrative expense reimbursements of $29,477 or 14% and a reduction of the allowance for doubtful accounts of $400,000 from 1997. These decreases were partially offset by an increase in depreciation of $299,317 or 147% and an increase in general and administrative expenses of $10,506 or 7%. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1997 to 1998. Amortization of initial direct costs, management fees, and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The reduction of the allowance for doubtful accounts was a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The increase in depreciation expense was due to the Partnerships additional investment in operating leases. The increase in general and administrative expenses was due to legal fees incurred related to collection activities.

     Net income for the nine months ended September 30, 1998 and 1997 was $650,128 and $526,676, respectively. The net income per weighted average limited partnership unit was $1.61 and $1.31 for 1998 and 1997, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 1998 and 1997 were net cash provided by operations of $2,464,976 and $7,344,343, respectively, proceeds from sales of equipment of $1,154,090 and $9,095,666, respectively, and proceeds from recourse borrowings of $2,700,000 in 1997. These funds were used to purchase equipment in 1997, fund cash distributions and make payments on borrowings.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 1998

     Cash distributions to limited partners for the nine months ended September 30, 1998 and 1997, which were paid monthly, totaled $3,076,537 and $3,924,943, respectively, of which $643,627 and $521,409 was investment income and $2,432,910 and $3,403,534 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 10.28% for 1998 and 13.11% for 1997, of which 2.15% and 1.74% was investment income and 8.13% and 11.37% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1998 and 1997 was $7.71 and $9.83, of which $1.61 and $1.31 was investment income and $6.10 and $8.52 was a return of capital, respectively.

     The Partnership's Reinvestment Period ended June 5, 1997. The Disposition Period began June 6, 1997, at which time the Partnership began the orderly termination of its operations and affairs. During the Disposition Period the Partnership has, and will continue to distribute substantially all distributable cash from operations and sales to the Partners. The Partnership has not, and will not reinvest in any leased equipment during the Disposition Period. As a result of the Partnership's entering into the Disposition Phase, future monthly distributions could, and are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

     As of September 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will make cash distributions where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

                               ICON Cash Flow Partners, L.P., Series D
                               File No. 33-40044 (Registrant)
                               By its General Partner,
                               ICON Capital Corp.




   November 13, 1998           /s/ Gary N. Silverhardt
----------------------         -------------------------------------------------
        Date                   Gary N. Silverhardt
                               Senior Vice President and Chief Financial Officer
                               (Principal financial and account officer of
                               the General Partner of the Registrant)