Form 10-K
period 1998-12-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 1999-03-30
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                    December 31, 1998
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from ______________________ to _______________________

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

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code          (914) 698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                    Name of each exchange on which registered

-----------------------------------    -----------------------------------------

-----------------------------------    -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:
  Units of Limited Partnership Interests

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

                                TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----
PART I

1.   Business                                                               3-4

2.   Properties                                                               4

3.   Legal Proceedings                                                        5

4.   Submission of Matters to a Vote of Security Holders                      5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                  5

6.   Selected Consolidated Financial and Operating Data                       6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                   7-11

8.   Consolidated Financial Statements and Supplementary Data             12-31

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                     32

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                      32-33

11.  Executive Compensation                                                  34

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                          34

13.  Certain Relationships and Related Transactions                          34

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K         35

SIGNATURES                                                                   36

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed in February 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, September 13, 1991, with the admission of 26,905.59 limited partnership units. Between September 14, 1991 and December 31, 1991, 121,932.48 additional units were admitted. Between January 1, 1992 and June 5, 1992 (the final closing date), 251,161.93 additional units were admitted bringing the final admission to 400,000 units totaling $40,000,000 in capital contributions. From 1994 through 1997, the Partnership redeemed 882 limited partnership units leaving 399,118 units outstanding. The sole general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997 and is expected to continue through June 5, 2002. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover at a minimum, the carrying value of its assets

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective the Partnership has: (1) acquired a diversified portfolio of leases and financing transactions; (2) made monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, (3) re-invested substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) begun to sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners.

     The equipment leasing industry is highly competitive. In initiating its leasing transactions the Partnership competed with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 1998 and 1997, the Partnership purchased and leased or financed $0 and $10,230,431 of equipment, respectively, with a weighted average initial transaction term of 0 and 27 months, respectively. At December 31, 1998, the weighted average initial transaction term of the portfolio was 40 months. A summary of the portfolio equipment cost by category held at December 31, 1998 and 1997 is as follows:

                                 December 31, 1998         December 31, 1997
                                 -----------------         -----------------

Category                          Cost      Percent          Cost      Percent
--------                          ----      -------          ----      -------
Manufacturing & production    $10,442,728    33.3%       $13,907,889    36.7%
Computer systems ..........     9,293,171    29.6         11,614,293    30.7
Aircraft ..................     7,802,583    24.9          7,802,583    20.6
Restaurant equipment ......     1,638,121     5.2          1,705,999     4.5
Office furniture & fixtures     1,179,845     3.8          1,238,260     3.3
Telecommunications ........       463,182     1.5            514,888     1.3
Medical ...................       161,068      .5            374,798     1.0
Printing ..................       107,306      .4            108,739      .3
Video production ..........        79,414      .3            100,134      .3
Retail systems ............        42,493      .1            326,595      .9
Miscellaneous .............       147,888      .4            178,994      .4
                              -----------   -----        -----------   -----

                              $31,357,799   100.0%       $37,873,172   100.0%
                              ===========   =====        ===========   =====

     The Partnership has one lease which individually represented greater than 10% of the total portfolio equipment cost at December 31, 1998. The lease is with U.S. Airways, Inc.. The underlying equipment for the lease are two DeHavilland DHC-8-102 aircraft and the total equipment cost represented 21.7% of the total portfolio equipment cost at December 31, 1998. The operating lease expired in January 1999, at which time the Partnership extended the lease with U.S Airways, Inc. The extension is for an indefinite term whereby either lessee or lessor can terminate with 90 days prior notice.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                       Number of Equity Security Holders
Title of Class                                 as of December 31,
--------------                         ---------------------------------
                                          1998                   1997
                                          ----                   ----
Limited partners                         3,060                  3,100
General Partner                              1                      1

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 6.  Selected Consolidated Financial and Operating Data

                                               Years Ended December 31,
                           --------------------------------------------------------------
                              1998         1997         1996         1995         1994
                              ----         ----         ----         ----         ----

Total revenues .........   $2,796,813   $3,537,411   $6,011,140   $5,202,055   $4,861,151
                           ==========   ==========   ==========   ==========   ==========

Net income .............   $  688,361   $  676,730   $2,540,333   $2,793,742   $1,620,241
                           ==========   ==========   ==========   ==========   ==========

Net income allocable
  to limited partners ..   $  681,477   $  669,963   $2,514,930   $2,765,805   $1,604,039
                           ==========   ==========   ==========   ==========   ==========

Net income allocable
  to the General Partner   $    6,884   $    6,767   $   25,403   $   27,937   $   16,202
                           ==========   ==========   ==========   ==========   ==========

Weighted average
  limited partnership
  units outstanding ....      399,118      399,138      399,179      399,229      399,703
                           ==========   ==========   ==========   ==========   ==========

Net income per
  weighted average
  limited partnership
  unit .................   $     1.71   $     1.68   $     6.30   $     6.93   $     4.01
                           ==========   ==========   ==========   ==========   ==========

Distributions to
  limited partners .....   $4,074,331   $7,882,867   $5,588,508   $5,589,207   $5,596,503
                           ==========   ==========   ==========   ==========   ==========

Distributions to the
  General Partner ......   $   41,155   $   79,648   $   56,450   $   56,457   $   56,530
                           ==========   ==========   ==========   ==========   ==========

                                                          December 31,

                               1998          1997          1996           1995          1994
                               ----          ----          ----           ----          ----

Total assets               $16,619,860   $22,999,478   $34,263,140   $40,529,733   $27,619,644
                           ===========   ===========   ===========   ===========   ===========

Partners' equity           $ 5,661,384   $ 9,088,509   $16,374,660   $19,480,356   $22,333,042
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

                                December 31, 1998

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, an operating lease, an investment in financings and an equity investment in a joint venture representing 46%, 36%, 12% and 6% of total investments at December 31, 1998, respectively, and 57%, 28%, 10% and 5% of total investments at December 31, 1997, respectively.

Results of Operations

Years Ended December 31, 1998 and 1997

     For the years ended December 31, 1998 and 1997, the Partnership purchased and leased or financed equipment with an initial cost of $0 and $10,230,431, respectively, to 0 and 72 lessees or equipment users, respectively.

     Revenues for the year ended December 31, 1998 were $2,796,813, representing a decrease of $740,598 or 21% from 1997. The decrease in revenues was attributable to a decrease in finance income of $716,557 or 40%, a decrease in net gain on sales or remarketing of equipment of $268,886 or 59%, a decrease in income from an equity investment in a joint venture of $172,022 or 48%, and a decrease in interest income and other of $114,520 or 81%. These decreases were partially offset by an increase in rental income of $531,387 or 67%. Finance income decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in net gain on sales or remarketing of equipment was due to a decrease in the number of leases maturing in which the underlying equipment was sold or remarketed and proceeds received were in excess of the remaining carrying value of the equipment. The decrease in income from equity investment in joint venture was due to a decrease in the average size of the joint venture's portfolio from 1997 to 1998. The decrease in interest income and other resulted from a decrease in the average cash balance from 1997 to 1998. Rental income increased due to the Partnership's operating lease with U.S. Airways, Inc. commencing in June 1997 and therefore, rental income for 1998 includes twelve months of rents compared to seven months in 1997.

     Expenses for the year ended December 31, 1998 were $2,108,452, representing a decrease of $752,229 or 26% from 1997. The decrease in expenses was attributable to a decrease in interest expense of $338,658 or 30%, a decrease in amortization of initial direct costs of $184,970 or 51%, a decrease in management fees of $151,229 or 28%, a decrease in administrative expense reimbursements of $53,671 or 20%, and a 1998 reduction of the allowance for doubtful accounts of $400,000. These decreases in expenses were partially offset by an increase in depreciation expense of $307,704 or 86%, and an increase in general and administrative expense of $68,595 or 34%. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1997 to 1998. Amortization of initial direct costs, management fees, and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The reduction of the allowance for doubtful accounts was a result of the ongoing analysis of delinquency trends and loss experience, an assessment of overall credit risk and the decline in the portfolio balance. Depreciation expense increased due to the Partnership's operating lease with U.S. Airways, Inc. commencing in June 1997 and therefore depreciation expense for 1998 includes twelve months of ownership compared to seven months in 1997. The increase in general and administrative expenses was due to an increase in legal fees incurred related to collection activities on accounts previously written off.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Net income for the years ended December 31, 1998 and 1997 was $688,361 and $676,730, respectively. The net income per weighted average limited partnership unit was $1.71 and $1.68 for 1998 and 1997, respectively.

Years Ended December 31, 1997 and 1996

     For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed equipment with an initial cost of $10,230,431 and $18,880,251, respectively, to 72 and 83 lessees or equipment users, respectively.

     Revenues for the year ended December 31, 1997 were $3,537,411 representing a decrease of $2,473,729 or 41% from 1996. The decrease in revenues was attributable to a decrease in finance income of $1,224,032 or 41%, a decrease in net gain on sales or remarketing of equipment of $1,938,977 or 81%, a decrease in income from leveraged leases of $369,511 or 100% and a decrease in interest income and other of $98,396 or 41%. These decreases were partially offset by an increase in rental income of $798,000 and an increase in income from equity investment in joint venture of $359,187. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of carrying value. Income from leveraged leases decreased due to the sale of the leveraged lease portfolio in 1996. Interest income and other decreased due to the decrease in the average cash balance from 1996 to 1997. Rental income increased due to the Partnership's $6,819,250 investment in an operating lease during 1997. Income from equity investment in joint ventures increased as a result of the Partnership's March 1997 contribution to ICON Receivables 1997-A LLC. The contribution consisted of equipment lease and finance receivables, residuals and cash totaling $4,930,767.

     Expenses for the year ended December 31, 1997 were $2,860,681, representing a decrease of $610,126 or 18% from 1996. The decrease in expenses was attributable to a decrease in interest expense of $530,743 or 32%, a decrease in amortization of initial direct costs of $251,354 or 41%, a decrease in general and administrative expenses of $17,627 or 8%, a decrease in management fees of $136,703 or 20% and a decrease in administrative expense reimbursement of $30,116 or 10% from 1996. These decreases were partially offset by an increase of $356,417 in depreciation expense due to the Partnership's 1997 investment in an operating lease. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997. Management fees, amortization of initial direct costs and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in general and administrative expenses was primarily due to a decrease in legal fees from 1996 to 1997.

     Net income for the years ended  December 31, 1997 and 1996 was $676,730 and
$2,540,333,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $1.68 and $6.30 for 1997 and 1996, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

Liquidity and Capital Resources

     The Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997 and is expected to continue through June 5, 2002. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover at a minimum, the carrying value of its assets

     As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

     The Partnership's primary sources of funds in 1998, 1997 and 1996 were net cash provided by operations of $3,315,260, $8,284,703 and $1,621,624, respectively, proceeds from sales of equipment of $1,394,199, $9,741,651 and $15,681,303, respectively, proceeds of $2,700,000 in note payable - recourse borrowings in 1997 and proceeds of $5,250,000 from a revolving credit facility in 1996. These funds were used to purchase equipment in 1997, fund cash distributions and make payments on borrowings.

     The Partnership's notes payable at December 31, 1998 and 1997 totaled $7,735,949 and $11,936,296, respectively, and consisted of $6,366,111 and
$8,713,846 in non-recourse notes, respectively, $499,037 and $1,195,311 in a non-recourse - secured note, respectively, which is paid from proceeds from the lease portfolio that secured the financing and a note payable of $870,801 and $2,027,139, respectively, which is paid from available cash from operations.

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft currently on lease to U.S. Airways, Inc. The purchase price totaled $6,819,250 and was funded with $3,619,250 of cash and $3,200,000 in non-recourse debt. In October 1998 the Partnership borrowed an additional $750,000, bringing the total non-recourse debt relating to this transaction to $3,950,000. The note bears interest at 10.34%. The operating lease expired in January 1999, at which time the Partnership extended both the lease and the related debt. The lease extension is for an indefinite term whereby either lessee or lessor can terminate with 90 days prior notice. The related non-recourse debt is due upon final lease termination.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

     In August 1996 the Partnership acquired a financing transaction for $8,756,291. The financing represented the free cash interest and first priority rights to $4,000,000 of future residual proceeds relating to a leveraged lease owned by an affiliate, L.P. Seven. L.P. Seven acquired, subject to the leveraged lease, the residual interest in an aircraft on lease to Federal Express Corp. The aircraft is a 1986 McDonnell Douglas DC-10-30F, and the lease expires in July 2004. In January 1997 the Partnership refinanced all of its free cash interest and $2,000,000 of its residual position to a third party. The Partnership's remaining investment consists of the first priority rights to $2,000,000 of future residual proceeds relating to the leveraged lease.

      In March 1997 the  Partnership,  ICON Cash Flow  Partners  L.P. Six ("L.P.
Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven received a 17.81%, 31.19%, 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

     Cash distributions to the limited partners in 1998, 1997 and 1996, which were paid monthly, totaled $4,074,331, $7,882,867 and $5,588,508, respectively, of which $681,477, $669,963, and $2,514,930 was investment income and $3,392,854, $7,212,904 and $3,073,578 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners in 1998, 1997 and 1996 was 10.21%, 19.75% and 14.00%, respectively, of which 1.71%, 1.68% and
6.30% was investment income and 8.50%, 18.07% and 7.70% was a return of capital, respectively, calculated as a percentage of each limited partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding in 1998, 1997 and 1996 was $10.21, $19.75 and $14.00, respectively, of which $1.71, $1.68 and $6.30 was investment income and $8.50, $18.07 and $7.70 was a return of capital, respectively.

     As of December 31, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

Year 2000 Issue

    The Year 2000 issue arose because many existing computer programs have been written using two digits rather than four to define the applicable year. As a result, programs could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operation of the affected businesses.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

    The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third party vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of the General Partner's peripheral computer technologies, such as its network operating system and third party software applications, including payroll and electronic banking have been evaluated and have been found to be Year 2000 compliant. The ultimate impact of the Year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by the Partnership's lessees. Each of the Partnership's lessees will have a material self interest in resolving any Year 2000 issue, however, non-compliance on the part of a lessee could result in lost or delayed revenues to the Partnership. The effect of this risk to the Partnership is not determinable.

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

                                December 31, 1998



Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                    Page Number
                                                                    -----------
Independent Auditors' Report                                              14

Consolidated Balance Sheets as of December 31, 1998 and 1997           15-16

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996                                        17

Consolidated Statements of Changes in Partners' Equity for the
  Years Ended December 31, 1998, 1997 and 1996                            18

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                     19-21

Notes to Consolidated Financial Statements                             22-31

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series D:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series D (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1, the Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997 and is expected to continue through June 5, 2002. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series D as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         /s/ KPMG LLC
                                         ---------------------------------------
                                         KPMG LLC


March 12, 1999
New York, New York

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                                   1998            1997
                                                                   ----            ----
       Assets

Cash .......................................................   $    645,739    $  1,154,378
                                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable ................................      3,257,332       8,243,812
   Estimated unguaranteed residual values ..................      4,784,614       5,916,727
   Initial direct costs ....................................         42,566         131,110
   Unearned income .........................................       (621,676)     (1,442,524)
   Allowance for doubtful accounts .........................       (246,450)       (568,285)
                                                               ------------    ------------
                                                                  7,216,386      12,280,840

Investment in operating lease equipment, at cost ...........      6,819,250       6,819,250
Accumulated depreciation ...................................     (1,020,538)       (356,417)
                                                               ------------    ------------
                                                                  5,798,712       6,462,833

Investment in financings
   Receivables due in installments .........................      3,079,170       3,397,740
   Initial direct costs ....................................          1,418          12,344
   Unearned income .........................................     (1,045,785)     (1,137,678)
   Allowance for doubtful accounts .........................       (140,766)       (456,206)
                                                               ------------    ------------
                                                                  1,894,037       1,816,200

Equity investment in joint venture .........................        979,346       1,155,072
                                                               ------------    ------------

Accounts receivable from General Partner and affiliates, net         20,122            --
                                                               ------------    ------------

Other assets ...............................................         65,518         130,155
                                                               ------------    ------------

Total assets ...............................................   $ 16,619,860    $ 22,999,478
                                                               ============    ============










                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                  December 31,

                                                               1998           1997
                                                               ----           ----

Liabilities and Partners' Equity

Note payable ..........................................   $    870,801    $  2,027,139
Note payable - non-recourse - secured financing .......        499,037       1,195,311
Notes payable - non-recourse ..........................      6,366,111       8,713,846
Accounts payable to General Partner and affiliates, net           --           164,151
Security deposits, deferred credits and other payables       3,222,527       1,810,522
                                                          ------------    ------------
                                                            10,958,476      13,910,969

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................       (288,004)       (253,733)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price ...............      5,949,388       9,342,242
                                                          ------------    ------------

Total partners' equity ................................      5,661,384       9,088,509
                                                          ------------    ------------

Total liabilities and partners' equity ................   $ 16,619,860    $ 22,999,478
                                                          ============    ============



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,


                                                        1998           1997          1996
                                                        ----           ----          ----
Revenues
   Rental income ................................   $ 1,329,387    $   798,000   $      --
   Finance income ...............................     1,069,246      1,785,803     3,009,835
   Income from equity investment in joint venture       187,165        359,187          --
   Net gain on sales or remarketing of
     equipment ..................................       183,820        452,706     2,391,683
   Interest income and other ....................        27,195        141,715       240,111
   Income from leveraged leases, net ............          --             --         369,511
                                                    -----------    -----------   -----------

   Total revenues ...............................     2,796,813      3,537,411     6,011,140
                                                    -----------    -----------   -----------

Expenses

   Interest .....................................       782,539      1,121,197     1,651,940
   Depreciation .................................       664,121        356,417          --
   Management fees - General Partner ............       397,171        548,400       685,103
   General and administrative ...................       268,346        199,751       217,378
   Administrative expense reimbursements
     - General Partner ..........................       218,158        271,829       301,945
   Amortization of initial direct costs .........       178,117        363,087       614,441
   Reversal of allowance for doubtful accounts ..      (400,000)          --            --
                                                    -----------    -----------   -----------

   Total expenses ...............................     2,108,452      2,860,681     3,470,807
                                                    -----------    -----------   -----------

Net income ......................................   $   688,361    $   676,730   $ 2,540,333
                                                    ===========    ===========   ===========

Net income allocable to:
   Limited partners .............................       681,477        669,963   $ 2,514,930
   General Partner ..............................         6,884          6,767        25,403
                                                    -----------    -----------   -----------

                                                    $   688,361    $   676,730   $ 2,540,333
                                                    ===========    ===========   ===========

Weighted average number of limited
   partnership units outstanding ................       399,118        399,138       399,179
                                                    ===========    ===========   ===========

Net income per weighted average
   limited partnership unit .....................   $      1.71    $      1.68   $      6.30
                                                    ===========    ===========   ===========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity
              For the Years Ended December 31, 1998, 1997 and 1996

                         Limited Partner Distributions
                         -----------------------------
                             Return of  Investment       Limited     General
                              Capital     Income         Partners    Partner       Total
                             ---------  ----------       --------    -------       -----
                          (Per weighted average unit)

Balance at
   December 31, 1995                                   $19,630,161  $(149,805)  $19,480,356

Cash distributions
   to partners                $ 7.70       $6.30        (5,588,508)   (56,450)   (5,644,958)

Limited partnership
   units redeemed
   (50 units)                                               (1,071)       -          (1,071)

Net income                                               2,514,930     25,403     2,540,333
                                                       -----------  ---------   -----------

Balance at
   December 31, 1996                                    16,555,512   (180,852)   16,374,660

Cash distributions
   to partners                $18.07       $1.68        (7,882,867)   (79,648)   (7,962,515)

Limited partnership
   units redeemed
   (40 units)                                                 (366)     -              (366)

Net income                                                 669,963      6,767       676,730
                                                       -----------  ---------   -----------

Balance at
   December 31, 1997                                     9,342,242   (253,733)    9,088,509

Cash distributions
   to partners                $ 8.50       $1.71        (4,074,331)   (41,155)   (4,115,486)

Net income                                                 681,477      6,884       688,361
                                                       -----------  ---------   -----------

Balance at
   December 31, 1998                                   $ 5,949,388  $(288,004)  $ 5,661,384
                                                       ===========  =========   ===========




See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                 1998            1997            1996
                                                                 ----            ----            ----
Cash flows provided by operating activities:
   Net income ............................................   $    688,361    $    676,730    $  2,540,333
                                                             ------------    ------------    ------------
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Finance income portion of receivables paid
       directly to lenders by lessees ....................       (362,177)       (843,479)     (1,554,592)
     Rental income paid directly to lenders by lessees ...       (330,880)       (193,012)           --
     Amortization of initial direct costs ................        178,117         363,087         614,441
     Net gain on sales or remarketing of equipment .......       (183,820)       (452,706)     (2,391,683)
     Interest expense on non-recourse financing
       paid directly by lessees ..........................        581,922         811,948       1,200,696
     Interest expense accrued on non-recourse
       securitized debt ..................................          1,455           4,202          11,871
     Income from leveraged leases, net ...................           --              --          (369,511)
     Depreciation ........................................        664,121         356,417            --
     Income from equity investment in joint venture ......       (187,165)       (359,187)           --
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables       1,467,879       1,791,373       1,726,064
       Collection of principal - leveraged leases ........           --              --           207,683
       Distributions from joint venture ..................        412,671       4,134,882            --
       Allowance for doubtful accounts ...................       (637,275)        120,722         100,170
       Investment in joint venture .......................        (49,780)       (125,000)           --
       Accounts payable to General Partner and
         affiliates, net .................................       (164,151)        145,745         (97,006)
       Security deposits, deferred credits
         and other payables ..............................      1,147,809       1,411,293          52,715
       Other, net ........................................         88,173         441,688        (419,557)
                                                             ------------    ------------    ------------

         Total adjustments ...............................      2,626,899       7,607,973        (918,709)
                                                             ------------    ------------    ------------

       Net cash provided by operating activities .........      3,315,260       8,284,703       1,621,624
                                                             ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment ......................      1,394,199       9,741,651      15,681,303
   Equipment and receivables purchased ...................           --        (7,030,431)    (15,977,478)
   Initial direct costs ..................................           --              --          (404,957)
                                                             ------------    ------------    ------------

       Net cash provided by (used in) investing activities      1,394,199       2,711,220        (701,132)
                                                             ------------    ------------    ------------



                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Years Ended December 31,

                                                         1998             1997           1996
                                                         ----             ----           ----

Cash flows from financing activities:
   Cash distributions to partners ...............     (4,115,486)     (7,962,515)     (5,644,958)
   Proceeds from notes payable - non-recourse ...        750,000            --              --
   Proceeds from note payable ...................           --         2,700,000            --
   Principal payments on note payable ...........     (1,156,338)       (672,861)           --
   Principal payments on non-recourse - secured
     financing ..................................       (696,274)       (933,227)     (1,998,938)
   Proceeds from revolving line of credit .......           --              --         5,250,000
   Principal payments on revolving line of credit           --        (3,386,421)     (1,863,579)
   Redemption of limited partnership units ......           --              (366)         (1,071)
                                                    ------------    ------------    ------------

       Net cash used in financing activities ....     (5,218,098)    (10,255,390)     (4,258,546)
                                                    ------------    ------------    ------------

   Net (decrease) increase in cash ..............       (508,639)        740,533      (3,338,054)

Cash at beginning of year .......................      1,154,378         413,845       3,751,899
                                                    ------------    ------------    ------------

Cash at end of year .............................   $    645,739    $  1,154,378    $    413,845
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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   Interest expense of $782,539, $1,121,197 and $1,651,940 for the years ended December 31, 1998, 1997 and 1996 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $581,922, $811,948 and $1,200,696, respectively, and other interest of $200,617, $309,249 and $451,244, respectively.

   During the years ended December 31, 1998, 1997 and 1996, non-cash activities included the following:

                                                           1998           1997          1996
                                                           ----           ----          ----
Principal and interest on finance receivables
     paid directly to lender by lessees ............   $ 2,971,276    $ 6,025,801    $ 8,606,303
Rental income assigned operating lease receivable ..       330,880        193,012           --
Principal and interest on non-recourse financing
     paid directly by lessees ......................    (3,302,156)    (6,218,813)    (8,606,303)

Decrease in investments in finance leases and
     financings due to contribution in joint venture          --       (4,805,767)          --
Increase in equity investment in joint venture .....          --        4,805,767           --

Non-recourse notes payable assumed in
     purchase price - finance and operating leases .          --        3,200,000      5,429,406
Fair value of equipment and receivables
     purchased for debt ............................          --       (3,200,000)    (5,429,406)

Decrease in investment in finance leases due
     to termination of leases ......................          --        1,035,175      3,869,025
Decrease in notes payable - non-recourse due to
     termination of leases .........................          --       (1,035,175)    (3,841,797)
Decrease in security deposits and deferred credits .          --          (27,228)
                                                       -----------    -----------    -----------
                                                       $      --      $     --       $     --
                                                       ===========    ===========    ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1.   Organization

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed on February 21, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on August 23, 1991 and by its final closing on June 5, 1992, 400,000 units had been admitted into the Partnership with aggregate gross proceeds of $40,000,000. From 1994 through 1997, the Partnership redeemed 882 limited partnership units leaving 399,118 limited partnership units outstanding at December 31, 1998.

     The Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997 and is expected to continue through June 5, 2002. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

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

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on its outstanding adjusted capital contribution account. After such time, the distributions would be allocated 90% to the limited partners and 10% to the General Partner.

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and liabilities.

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, ICON D Corp. All inter-company accounts and transactions have been eliminated. The Partnership accounts for its interest in a less than 50% owned joint venture under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 1998 and 1997 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value and (iii) fair value information concerning certain recourse and non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote. In 1998, the Partnership reversed $400,000 of amounts previously included in the allowance for doubtful accounts.

     Impairment of Estimated Residual Values - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

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

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

3.    Investment in Joint Venture

      The Partnership and affiliates formed a joint venture for the purpose of acquiring and managing various assets.

      ICON Receivables 1997-A L.L.C.

      In March 1997 the  Partnership,  ICON Cash Flow  Partners  L.P. Six ("L.P.
Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven received a 17.81%, 31.19%, 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. The Partnership's contributions amounted to $4,805,767 in assigned leases and $125,000 of cash in 1997 and $49,780 of cash in 1998. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

      Information as to the financial position and results of operations of 1997-A as of and for the year ended December 31, 1998 and 1997 is summarized below:

                                       December 31, 1998   December 31, 1997

Assets                                    $31,845,710         $50,911,005
                                          ===========         ===========

Liabilities                               $27,065,004         $45,143,569
                                          ===========         ===========

Equity                                    $ 4,780,706         $ 5,767,436
                                          ===========         ===========

Partnership's share of equity             $   979,346         $ 1,155,072
                                          ===========         ===========

                                          Year Ended          Year Ended
                                       December 31, 1998   December 31, 1997

Net income                                $ 1,050,957         $ 1,298,430
                                          ===========         ===========

Partnership's share of net income         $   187,165         $   359,187
                                          ===========         ===========

Distributions to partners                 $ 2,367,147         $33,965,442
                                          ===========         ===========

Partnership's share of distributions      $   412,671         $ 4,134,882
                                          ===========         ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings as of December 31, 1998 are as follows:

                             Finance
                    Year     Leases     Financings      Total
                    ----     -------    ----------      -----
                    1999   $1,937,646   $  347,260   $2,284,906
                    2000      787,432      215,851    1,003,283
                    2001      319,365      170,283      489,648
                    2002       63,250       90,687      153,937
                    2003      149,639       84,000      233,639
              Thereafter         --      2,171,089    2,171,089
                           ----------   ----------   ----------
                           $3,257,332   $3,079,170   $6,336,502
                           ==========   ==========   ==========

5.   Investment in Operating Lease

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft currently on lease to U.S. Airways, Inc. The purchase price totaled $6,819,250 and was funded with $3,619,250 of cash and $3,200,000 in non-recourse debt. In October 1998 the Partnership borrowed an additional $750,000, bringing the total non-recourse debt relating to this transaction to $3,950,000 (see Note 7). The note bears interest at 10.34%. The operating lease expired in January 1999, at which time the Partnership extended the lease with U.S Airways, Inc. The lease extension is for an indefinite term whereby either lessee or lessor can terminate with 90 days prior notice.

     The investment in operating leases at December 31, 1998, 1997 and 1996 consisted of the following:

                                                 1998            1997          1996
                                                 ----            ----          ----

Equipment cost, beginning of year .........   $ 6,819,250    $      --      $    14,095
Equipment purchases .......................          --        6,819,250           --
Equipment sold ............................          --             --          (14,095)
                                              -----------    -----------    -----------

Equipment cost, end of year ...............     6,819,250      6,819,250           --
                                              -----------    -----------    -----------

Accumulated depreciation, beginning of year      (356,417)          --          (12,305)
Depreciation ..............................      (664,121)      (356,417)          --
Equipment sold ............................          --             --           12,305
                                              -----------    -----------    -----------

Accumulated depreciation, end of year .....    (1,020,538)      (356,417)          --
                                              -----------    -----------    -----------

Investment in operating leases, end of year   $ 5,798,712    $ 6,462,833    $      --
                                              ===========    ===========    ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases, financings and operating lease consisted of the following:

                                          Finance                     Operating
                                          Leases       Financings       Leases         Total
                                          -------      ----------     ---------        -----

Balance at December 31, 1995 .......   $   766,111    $   202,260    $       820    $   969,191

     Accounts written-off ..........      (126,417)       (39,066)          (109)      (165,592)
     Recovery on accounts previously
       written-off .................        11,141         89,029           --          100,170
     Transfer within accounts ......           711           --             (711)          --
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1996 .......       651,546        252,223           --          903,769

     Accounts written-off ..........       (92,545)       (74,931)          --         (167,476)
     Recovery on accounts previously
       written-off .................         9,284        278,914           --          231,760
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1997 .......       568,285        456,206           --        1,024,491

     Accounts written-off ..........      (209,007)       (47,034)          --         (256,041)
     Recovery on accounts previously
       written-off .................        18,766           --             --           18,766
     Reversal of allowance for
       doubtful accounts ...........      (131,594)      (268,406)          --         (400,000)
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1998 .......   $   246,450    $   140,766    $      --      $   387,216
                                       ===========    ===========    ===========    ===========

7.   Notes Payable

     In May 1997 the Partnership borrowed $2,700,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership payments and collateral for a specified group of leases and financing transactions. The note bears interest at 9.25% and is payable in monthly installments. In addition, the loan agreement contains restrictive covenants which include the maintenance of minimum tangible net worth and of certain financial ratios. The Partnership was in compliance with the related covenants at December 31, 1998. The Partnership had $870,801 outstanding relating to this note payable at December 31, 1998.

     In December 1995 the Partnership borrowed $4,148,838 by pledging lease receivables and granting a security interest in the underlying equipment and receivables relating to a specified group of leases and financing transactions. The loan (described herein as notes payable - non-recourse - secured financing) bears interest at a fixed rate of 8.02%, and is payable from receivable proceeds from the portfolio that has secured it. The Partnership had $499,037 outstanding under the note at December 31, 1998.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft currently on lease to U.S. Airways, Inc. The purchase price totaled $6,819,250 and the Partnership assumed $3,200,000 in non-recourse debt (described herein as notes payable - non-recourse). In October 1998 the Partnership borrowed an additional $750,000, bringing the total non-recourse debt relating to this transaction to $3,950,000. The note bears interest at 10.34%. The operating lease expired in January 1999, at which time the Partnership extended the lease with U.S Airways, Inc. The extension is for an indefinite term whereby either lessee or lessor can terminate with 90 days prior notice.

     Included in notes payable non-recourse is $168,780 in notes payable non-recourse due to various third parties in conjunction with the purchase and assignment of lease transactions as they relate to residual sharing agreements. The notes are payable only to the extent certain residuals are realized.

     These notes bear interest at rates ranging from 5.2% to 12% and mature as follows:

                             Note Payable
                             Non-Recourse     Notes Payable
             Note Payable  Secured Financing  Non-Recourse       Total
             ------------  -----------------  ------------       -----
      1999   $  592,631      $  434,313        $5,356,213      $6,383,157
      2000      205,076          64,724           663,439         933,239
      2001       73,094            --             216,461         289,555
      2002         --              --             129,998         129,998
             ----------      ----------        ----------      ----------
             $  870,801      $  499,037        $6,366,111      $7,735,949
             ==========      ==========        ==========      ==========

8.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1998, 1997 and 1996 are as follows:
                                                     Charged to
                                       Capitalized   Operations

Acquisition fees ....................   $404,957      $   --
Management fees .....................       --         685,103
Administrative expense reimbursements       --         301,945
                                        --------      --------
Year ended December 31, 1996 ........   $404,957      $987,048
                                        ========      ========

Management fees .....................   $   --        $548,400
Administrative expense reimbursements       --         271,829
                                        --------      --------
Year ended December 31, 1997 ........   $   --        $820,229
                                        ========      ========

Management fees .....................   $   --        $397,171
Administrative expense reimbursements       --         218,158
                                        --------      --------
Year ended December 31, 1998 ........   $   --        $615,329
                                        ========      ========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In August 1996 the Partnership acquired a financing transaction for $8,756,291. The financing represented the free cash interest and first priority rights to $4,000,000 of future residual proceeds relating to a leveraged lease owned by an affiliate, L.P. Seven. L.P. Seven acquired, subject to the leveraged lease, the residual interest in an aircraft on lease to Federal Express Corp. The aircraft is a 1986 McDonnell Douglas DC-10-30F, and the lease expires in July 2004. In January 1997 the Partnership refinanced all of its free cash interest and $2,000,000 of its residual position to a third party. The Partnership's remaining investment consists of the first priority rights to $2,000,000 of future residual proceeds relating to the leveraged lease.

9.    Security Deposits, Deferred Credits and Other Payables

      Security deposits, deferred credits and other payables at December 31, 1998 and December 31, 1997 include $2,097,485 and $632,213, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

10.  Subsidiary

     In December 1994 the Partnership formed a wholly owned subsidiary, ICON D Corp., a Massachusetts corporation, formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed for personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON D Corp, a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON D Corp. As of December 31, 1998, there was no federal tax liability for ICON D Corp.

11.  Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with third parties based on specified formulas. For the years ended December 31, 1998, 1997 and 1996, the Partnership paid $116,400, $366,466 and $266,469, respectively, to third parties as their share of the proceeds.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

12.  Tax Information (Unaudited)

     The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                          1998          1997            1996
                                          ----          ----            ----

Net income per financial statements   $   688,361    $   676,730    $ 2,540,333

Differences due to:
   Direct finance leases ..........     3,337,161      5,998,911      3,115,234
   Depreciation and amortization ..    (3,431,801)    (4,339,289)      (129,832)
   Provision for losses ...........       162,724        138,489       (156,596)
   Loss on sale of equipment ......      (349,203)       631,921     (2,336,699)
   Other ..........................      (320,877)       376,745         64,867
                                      -----------    -----------    -----------

Partnership income for
   federal income tax purposes ....   $    86,365    $ 3,483,507    $ 3,097,307
                                      ===========    ===========    ===========

   As of December 31, 1998, the partners' capital accounts included in the financial statements totaled $5,661,384 compared to the partners' capital accounts for federal income tax purposes of $19,482,007 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of the Registrant's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner is performing or causing to be performed certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke           Chairman, Chief Executive Officer and Director

Paul B. Weiss                  President and Director

Thomas W. Martin               Executive Vice President and Director

Kevin F. Redmond               Chief Financial Officer

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Beaufort J. B. Clarke, age 53, is Chairman, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 38, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions). He was previously an investment banker and a commercial banker

     Thomas W. Martin, age 45, is Executive Vice President of the General Partner and Director or the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has 14 years of senior management experience in the leasing business.

     Kevin F. Redmond, age 36, is Chief Financial Officer of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Redmond was Vice President and Controller of the General Partner, Manager of Accounting at NationsCredit Corp. and Audit Manager with the accounting firm of Deloitte & Touche.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1998, 1997 and 1996.

                                              Type of
        Entity          Capacity           Compensation             1998      1997       1996
        ------          --------           ------------             ----      ----       ----

ICON Capital Corp.  Manager            Acquisition fees          $   -     $   -     $  404,957
ICON Capital Corp.  General Partner    Management fees            397,171   548,400     685,103
ICON Capital Corp.  General Partner    Administrative expense
                                         reimbursements           218,158   271,829     301,945
                                                                 --------  --------  ----------

                                                                 $615,329  $820,229  $1,392,005
                                                                 ========  ========  ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

 (a) The registrant is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

 (b) As of March 15, 1999, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

 (c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title                                                               Percent
  of Class                   Amount Beneficially Owned                 of Class
  --------                   -------------------------                 --------
General Partner     Represents initially a 1% and potentially a           100%
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

Item 13.  Certain Relationships and Related Transactions

     See  Item  11  for  a  discussion  of  the   Partnership's   related  party
transactions. See Note 3 for a discussion of the Partnership's related party investment in joint venture.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

     3. Exhibits - The following exhibits are incorporated herein by reference:

(a) 1. Financial  Statements - See accompanying  index to financial  statements,
    Item 8.

     2. Exhibits - The following exhibits are incorporated herein by references:

          (i)  Form of  Dealer-Manager  Agreement  (Incorporated by reference to
               Exhibit 1.1 to Form S-1 Registration Statement No. 33-40044 filed with the Securities and Exchange Commission on April 18, 1991)

          (ii) Form of Selling Dealer  Agreement  (Incorporated  by reference to
               Exhibit 1.2 to Form S-1 Registration Statement No. 33-40044 filed with the Securities and Exchange Commission on April 18, 1991)

          (iii)Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 4 to Form S-1 Registration Statement No. 33-40044 filed with the Securities and Exchange Commission on August 14, 1991)

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1998.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

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

                             ICON CASH FLOW PARTNERS, L.P., Series D
                             File No. 33-40044 (Registrant)
                             By its General Partner, ICON Capital Corp.


Date: March 30, 1999         /s/ Beaufort J.B. Clarke
                             ------------------------
                             Beaufort J.B. Clarke
                             Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 30, 1999        /s/ Beaufort J.B. Clarke
                             ---------------------------------------------------
                             Beaufort J.B. Clarke
                             Chairman, Chief Executive Officer and Director


Date:  March 30, 1999        /s/ Paul B. Weiss
                             ---------------------------------------------------
                             Paul B. Weiss
                             President and Director


Date:  March 30, 1999        /s/ Kevin F. Redmond
                             ---------------------------------------------------
                             Kevin F. Redmond
                             Chief Financial Officer
                             (Principal Financial and Account Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.