Form 10-Q
period 1999-03-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 1999-05-14
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                           March 31, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number                      0-27902
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                  March 31,    December 31,
                                                                    1999          1998
          Assets

Cash .......................................................   $    454,417    $    645,739
                                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable ................................      2,475,367       3,257,332
   Estimated unguaranteed residual values ..................      4,172,339       4,784,614
   Initial direct costs ....................................         33,993          42,566
   Unearned income .........................................       (480,999)       (621,676)
   Allowance for doubtful accounts .........................       (279,929)       (246,450)
                                                               ------------    ------------
                                                                  5,920,771       7,216,386
                                                               ------------    ------------
Investment in operating lease equipment, at cost ...........      6,819,250       6,819,250
Accumulated depreciation ...................................     (1,181,676)     (1,020,538)
                                                               ------------    ------------
                                                                  5,637,574       5,798,712
                                                               ------------    ------------
Investment in financings
   Receivables due in installments .........................      2,978,218       3,079,170
   Initial direct costs ....................................            943           1,418
   Unearned income .........................................       (996,058)     (1,045,785)
   Allowance for doubtful accounts .........................       (140,766)       (140,766)
                                                               ------------    ------------
                                                                  1,842,337       1,894,037
                                                               ------------    ------------
Investment in unconsolidated joint venture .................        944,906         979,346
                                                               ------------    ------------

Accounts receivable from General Partner and affiliates, net           --            20,122
                                                               ------------    ------------
Other assets ...............................................         25,616          65,518
                                                               ------------    ------------

Total assets ...............................................   $ 14,825,621    $ 16,619,860
                                                               ============    ============







                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                              March 31,    December 31,
                                                                1999           1998

          Liabilities and Partners' Equity

Note payable - recourse ...............................   $    519,477    $    870,801
Note payable - non-recourse - secured financing .......        376,444         499,037
Notes payable - non-recourse ..........................      6,118,098       6,366,111
Accounts payable to General Partner and affiliates, net        416,171            --
Security deposits, deferred credits and other payables       2,215,571       3,222,527
                                                          ------------    ------------
                                                             9,645,761      10,958,476
                                                          ------------    ------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................       (292,819)       (288,004)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price ...............      5,472,679       5,949,388
                                                          ------------    ------------

Total partners' equity ................................      5,179,860       5,661,384
                                                          ------------    ------------

Total liabilities and partners' equity ................   $ 14,825,621    $ 16,619,860
                                                          ============    ============



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                              1999       1998
                                                              ----       ----
Revenues

   Rental income ........................................   $348,613   $342,000
   Net gain on sales or remarketing
     of equipment .......................................    278,329      6,854
   Finance income .......................................    189,259    315,819
   Income from investment in unconsolidated joint venture     56,186     65,929
   Interest income and other ............................      4,684      6,988
                                                            --------   --------

   Total revenues .......................................    877,071    737,590
                                                            --------   --------

Expenses

   Interest .............................................    176,948    239,598
   Depreciation .........................................    161,138    161,138
   Management fees - General Partner ....................     59,360    130,599
   General and administrative ...........................     44,022     39,614
   Administrative expense reimbursements
     - General Partner ..................................     34,591     71,978
   Amortization of initial direct costs .................      9,048     34,695
                                                            --------   --------

   Total expenses .......................................    485,107    677,622
                                                            --------   --------

Net income ..............................................   $391,964   $ 59,968
                                                            ========   ========

Net income allocable to:
   Limited partners .....................................   $388,044   $ 59,368
   General Partner ......................................      3,920        600
                                                            --------   --------

                                                            $391,964   $ 59,968
                                                            ========   ========

Weighted average number of limited
   partnership units outstanding ........................    399,118    399,118
                                                            ========   ========

Net income per weighted average
   limited partnership unit .............................   $    .97   $    .15
                                                            ========   ========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1999 and
                the Years Ended December 31, 1998, 1997 and 1996

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






                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (Continued)

                  For the Three Months Ended March 31, 1999 and
                the Years Ended December 31, 1998, 1997 and 1996

                                   (unaudited)

                                Limited Partner Distributions

                                  Return of     Investment       Limited        General
                                   Capital        Income         Partners       Partner       Total
                                (Per weighted average unit)

Cash distributions
   to partners                   $   8.50       $   1.71        (4,074,331)     (41,155)   (4,115,486)

Net income                                                         681,477        6,884       688,361
                                                               -----------    ---------   -----------

Balance at
   December 31, 1998                                             5,949,388     (288,004)    5,661,384

Cash distributions
   to partners                   $   1.19       $    .97          (864,753)      (8,735)     (873,488)

Net income                                                         388,044        3,920       391,964
                                                               -----------    ---------   -----------

Balance at March 31, 1999                                      $ 5,472,679    $(292,819)  $ 5,179,860
                                                               ===========    =========   ===========

















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                           1999           1998
                                                                           ----           ----

Cash flows from operating activities:
   Net income ......................................................   $   391,964    $    59,968
                                                                       -----------    -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Interest expense on non-recourse financing paid directly
      to lenders by lessees ........................................       152,673        173,906
    Depreciation ...................................................       161,138        152,750
    Finance income portion of receivables paid directly to
      lenders by lessees ...........................................       (50,194)      (131,152)
    Rental income paid directly to lenders by lessees ..............      (102,108)       (82,720)
    Income from investment in unconsolidated joint venture .........       (56,186)       (65,929)
    Amortization of initial direct costs ...........................         9,048         34,695
    Net gain on sales or remarketing of equipment ..................      (278,329)        (6,854)
    Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables ............       413,740        475,422
     Security deposits, deferred credits and other payables ........    (1,006,956)      (347,756)
     Distributions from investments in unconsolidated joint ventures        90,626        101,013
     Accounts payable to General Partner and affiliates, net .......       416,171        (88,939)
     Accounts receivable from General Partner and affiliates .......        20,122           --
     Other, net ....................................................        (3,198)        69,406
                                                                       -----------    -----------

       Total adjustments ...........................................      (233,453)       283,842
                                                                       -----------    -----------

       Net cash provided by operating activities ...................       158,511        343,810
                                                                       -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ................................       997,572        640,812
                                                                       -----------    -----------

       Net cash provided by investing activities ...................       997,572        640,812
                                                                       -----------    -----------






                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                1999          1998
                                                                ----          ----

Cash flows from financing activities:
   Cash distributions to partners .......................      (873,488)    (1,091,864)
   Principal payments on note payable-recourse ..........      (351,324)      (369,993)
   Principal payments on non-recourse - secured financing      (122,593)      (197,482)
                                                            -----------    -----------

       Net cash used in financing activities ............    (1,347,405)    (1,659,339)
                                                            -----------    -----------

Net decrease in cash ....................................      (191,322)      (674,717)

Cash at beginning of period .............................       645,739      1,154,378
                                                            -----------    -----------

Cash at end of period ...................................   $   454,417    $   479,661
                                                            ===========    ===========

























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   During the three months ended March 31, 1999 and 1998, non-cash activities included the following:

                                                                    1999          1998
                                                                    ----          ----
Principal and interest on direct finance
   receivables paid directly to lenders by lessees ..........   $   298,578    $ 1,219,203
Rental income assigned operating lease receivable ...........       102,108           --
Principal and interest on non-recourse financing
   paid directly by lessees .................................      (400,686)    (1,219,203)

Decrease in investments in finance leases due to terminations          --           20,467
Decrease in notes payable non-recourse due to terminations ..          --          (20,467)
                                                                -----------    -----------

                                                                $      --      $      --
                                                                ===========    ===========

        Interest expense of $176,948 and $239,598 for the three months ended March 31, 1999 and 1998 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $152,673 and $173,906, respectively, interest expense on non-recourse secured financing of $8,599 and $21,684, respectively, and interest expense on recourse notes payable of $15,676 and $44,008, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

                                   (unaudited)

1.   Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1998 Annual Report on Form 10-K.

2.   Disposition Period

     The Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997 and is expected to continue through June 5, 2002. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets

3.   Security Deposits, Deferred Credits and Other Payables

     As of March 31, 1999 the financial statement line item, Security deposits, deferred credits and other payables, includes $2,017,229 of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

4.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 1999 and 1998 are as follows:

                               1999          1998
                               ----          ----

Management Fees              $ 59,360      $130,599       Charged to operations

Administrative expense
  reimbursements               34,591        71,978       Charged to operations
                             --------      --------

Total                        $ 93,951      $202,577
                             ========      ========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      The   Partnership  has  an  investment  in  a  joint  venture  with  other partnerships sponsored by the General Partner. (See Note 5 for additional information relating to the joint venture.)

5.    Investment in Joint Venture

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

      Information as to the financial position and results of operations of 1997-A as of and for the quarter ended March 31, 1999 is summarized below:

                                                    March 31, 1999
                                                    --------------
        Assets                                      $   27,759,198
                                                    ==============

        Liabilities                                 $   23,176,757
                                                    ==============

        Equity                                      $    4,582,441
                                                    ==============

        Partnership's share of equity               $      944,906
                                                    ==============

                                                  Three Months Ended
                                                    March 31, 1999
                                                  ------------------
        Net income                                  $      315,487
                                                    ==============

        Partnership's share of net income           $       56,186
                                                    ==============

        Distributions                               $      508,872
                                                    ==============

        Partnership's share of distributions        $       90,626
                                                    ==============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                 March 31, 1999

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating lease, financings and investment in unconsolidated joint venture, representing 42%, 38%, 14% and 6% of total investments at March 31, 1999, respectively, and 53%, 31%, 10% and 6% of total investments at March 31, 1998, respectively.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

     For the three months ended March 31, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements. At March 31, 1999 the weighted average remaining transaction term of the portfolio was seven months.

     Revenues for the three months ended March 31, 1999 were $877,071, representing an increase of $139,481 or 19% from March 31, 1998. The increase in revenues resulted primarily from an increase in net gain on sales or remarketing of equipment of $271,475 and an increase in rental income of $6,613 or 2% from March 31, 1998. These increases were partially offset by a decrease in finance income of $126,560 or 40%, a decrease in income from investment in unconsolidated joint venture of $9,743 or 15% and a decrease in interest income and other of $2,304 or 33% from 1998 to 1999, respectively. The increase in net gain on sales or remarketing of equipment was due to an increase in the number of leases maturing and an increase in the amount of underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Monthly contractual rents under the Partnership's operating lease with U.S. Air decreased as a result of the extension of the lease, effective February 1999, beyond its original expiry date at a decreased rental rate relative to the original rental rate. However, rental income increased from the first quarter of 1998 to 1999 as a result of a rent adjustment. Finance income decreased due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. The decrease in income from investment in unconsolidated joint venture was the result of a decrease in the average size of the finance lease portfolio of its underlying joint venture, ICON Receivables 1997-A. The decrease in interest income and other was due to a decrease in the average cash balance from 1998 to 1999.

     Expenses for the three months ended March 31, 1999 were $485,107, representing a decrease of $192,515 or 28% from 1998. The decrease in expenses resulted from a decrease in management fees of $71,239 or 55%, a decrease in administrative expense reimbursements of $37,387 or 52%, a decrease in amortization of initial direct costs of $25,647 or 74% and a decrease in interest expense of $62,650 or 26%. These decreases were partially offset by an increase in general and administrative expenses of $4,408 or 11% from 1998 to 1999. The decrease in management fees, administrative expense reimbursements and amortization of initial direct costs resulted from a decrease in the average size of the finance lease portfolio from 1998 to 1999. Interest expense decreased due to a decrease in the average debt outstanding from 1998 to 1999. The increase in general and administrative expense was due to increased legal expenses and printing and postage costs.

     Net income for the three  months ended March 31, 1999 and 1998 was $391,964
and  $59,968,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.97 and $.15 for 1999 and 1998, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 1999 and 1998 were net cash provided by operations of $158,511 and $343,810, respectively, and proceeds from sales of equipment of $997,572 and $640,812, respectively. These funds were used to fund cash distributions and to make payments on borrowings.

     Cash distributions to the limited partners for the three months ended March 31, 1999 and 1998, which were paid monthly, totaled $864,753 and $1,080,945, respectively, of which $388,044 and $59,368 was investment income and $476,709 and $1,021,577 was a return of capital, respectively. The monthly annualized cash distribution rate for the three months ended March 31, 1999 and 1998 was 8.67% and 10.83%, respectively, of which 3.89% and .59% was investment income and 4.78% and 10.24% was a return of capital, respectively, calculated as a percentage of each limited partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1999 and 1998 was $2.16 and $2.71, respectively, of which $.97 and $.15 was investment income and $1.19 and $2.56 was a return of capital, respectively.

     The Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997 and is expected to continue through June 5, 2002. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period the Partnership expects to recover, at a minimum, the carrying value of its assets.

     As a result of the Partnership's entering into the disposition period, future monthly distributions could, and are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

     In March 1997 the Partnership, L.P. Six and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals to 1997-A, a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 Series E, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven received a 17.81%, 31.19%, 31.03% and 19.97%
interest, respectively, in 1997-A based on the present value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft currently on lease to U.S. Airways, Inc. The purchase price totaled $6,819,250 and was funded with $3,619,250 of cash and $3,200,000 in non-recourse debt. In October 1998 the Partnership borrowed an additional $750,000, bringing the total non-recourse debt relating to this transaction to $3,950,000. The note bears interest at 10.34%. The operating lease expired in January 1999, at which time the Partnership extended both the lease and the related debt. The lease extension is for an indefinite term whereby either lessee or lessor can terminate with 90 days prior notice. The related non-recourse debt is due in August 1999, however, the Partnership has an option to extend the loan for an additional 90 days.

     As of March 31, 1999, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

                                       ICON CASH FLOW PARTNERS, L.P., SERIES D
                                       File No. 33-40044 (Registrant)
                                       By its General Partner,
                                       ICON Capital Corp.




May 14, 1999                           /s/ Kevin F. Redmond
------------                           -----------------------------------------
    Date                               Kevin F. Redmond
                                       Chief Financial Officer
                                       (Principal financial and account officer
                                       of the General Partner of the Registrant)