Form 10-Q
period 1999-06-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 1999-08-13
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                          June 30, 1999
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                  June 30,      December 31,
                                                                   1999            1998
          Assets

Cash .......................................................   $    211,149    $    645,739
                                                               ------------    ------------

Investment in operating lease equipment, at cost ...........      6,819,250       6,819,250
Accumulated depreciation ...................................     (1,373,567)     (1,020,538)
                                                               ------------    ------------
                                                                  5,445,683       5,798,712

Investment in finance leases
   Minimum rents receivable ................................      2,077,602       3,257,332
   Estimated unguaranteed residual values ..................      3,734,764       4,784,614
   Initial direct costs ....................................         26,394          42,566
   Unearned income .........................................       (339,554)       (621,676)
   Allowance for doubtful accounts .........................       (251,050)       (246,450)
                                                               ------------    ------------
                                                                  5,248,156       7,216,386

Investment in financings
   Receivables due in installments .........................      2,810,067       3,079,170
   Initial direct costs ....................................            635           1,418
   Unearned income .........................................       (937,791)     (1,045,785)
    Allowance for doubtful accounts ........................       (140,766)       (140,766)
                                                               ------------    ------------
                                                                  1,732,145       1,894,037

Investment in unconsolidated joint venture .................        882,293         979,346
                                                               ------------    ------------

Accounts receivable from General Partner and affiliates, net           --            20,122

Other assets ...............................................         21,088          65,518
                                                               ------------    ------------

Total assets ...............................................   $ 13,540,514    $ 16,619,860
                                                               ============    ============







                                                       (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                              June 30,     December 31,
                                                               1999           1998

          Liabilities and Partners' Equity

Note payable - recourse ...............................   $    440,887    $    870,801
Note payable - non-recourse - secured financing .......        256,229         499,037
Notes payable - non-recourse ..........................      5,726,029       6,366,111
Accounts payable to General Partner and affiliates, net        134,454            --
Security deposits, deferred credits and other payables       2,338,149       3,222,527
                                                          ------------    ------------
                                                             8,895,748      10,958,476

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................       (298,159)       (288,004)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price) ..............      4,942,925       5,949,388
                                                          ------------    ------------

Total partners' equity ................................      4,644,766       5,661,384
                                                          ------------    ------------

Total liabilities and partners' equity ................   $ 13,540,514    $ 16,619,860
                                                          ============    ============



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                            For the Three Months      For the Six Months
                                               Ended June 30,            Ended June 30,
                                             1999          1998         1999        1998
                                             ----          ----         ----        ----

Revenue
   Rental income ......................   $  294,000   $  303,387   $  642,613   $  645,387
   Finance income .....................      187,705      287,705      376,964      603,524
   Net gain on sales or
     remarketing of equipment .........       65,118      145,104      343,447      151,958
   Income from equity investment
     in a joint venture ...............        2,948       97,128       59,134      163,057
   Interest income and other ..........        4,862        5,014        9,546       12,002
                                          ----------   ----------   ----------   ----------

   Total revenues .....................      554,633      838,338    1,431,704    1,575,928
                                          ----------   ----------   ----------   ----------

Expenses
   Interest ...........................      150,492      202,345      327,440      441,943
   General and administrative .........       69,751       75,765      113,773       93,981
   Management fees - General Partner ..       39,891       97,822       99,251      228,421
   Administrative expense
     reimbursement  - General Partner .       25,118       53,312       59,709      125,290
   Amortization of initial direct costs        7,908       69,794       16,956      134,275
   Depreciation .......................      191,892      189,096      353,030      341,846
                                          ----------   ----------   ----------   ----------

   Total expenses .....................      485,052      688,134      970,159    1,365,756
                                          ----------   ----------   ----------   ----------

Net income ............................   $   69,581   $  150,204   $  461,545   $  210,172
                                          ==========   ==========   ==========   ==========

Net income allocable to:
   Limited partners ...................   $   68,885      148,702   $  456,930   $  208,070
   General Partner ....................          696        1,502        4,615        2,102
                                          ----------   ----------   ----------   ----------

                                          $   69,581   $  150,204   $  461,545   $  210,172
                                          ==========   ==========   ==========   ==========
Weighted average number of limited
   partnership units outstanding ......      399,118      399,118      399,118      399,118
                                          ==========   ==========   ==========   ==========

Net income per weighted average
   limited partnership unit ...........   $      .17   $      .37   $     1.15   $      .52
                                          ==========   ==========   ==========   ==========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1999 and
                        the Year Ended December 31, 1998

                                   (unaudited)

                               Limited Partner Distributions

                                  Return of    Investment        Limited        General
                                   Capital       Income         Partners        Partner       Total
                               (Per weighted average unit)

Balance at
   December 31, 1997                                           $ 9,342,242     $ (253,733)  $ 9,088,509

Cash distributions
   to partners                   $   8.50       $   1.71        (4,074,331)       (41,155)   (4,115,486)

Net income                                                         681,477          6,884       688,361
                                                               -----------     ----------   -----------

Balance at
   December 31, 1998                                             5,949,388       (288,004)    5,661,384

Cash distributions
   to partners                   $   2.52       $   1.15        (1,463,393)       (14,770)   (1,478,163)

Net income                                                         456,930          4,615       461,545
                                                               -----------     ----------   -----------

Balance at June 30, 1999                                       $ 4,942,925     $ (298,159)  $ 4,644,766
                                                               ===========     ===========  ===========

















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                           1999           1998
                                                                           ----           ----

Cash flows from operating activities:
   Net income ......................................................   $   461,545    $   210,172
                                                                       -----------    -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Interest expense on non-recourse financing paid directly
      to lenders by lessees ........................................       285,591        320,389
    Depreciation ...................................................       353,030        341,846
    Finance income portion of receivables paid directly to
      lenders by lessees ...........................................       (94,328)      (227,525)
    Rental income paid directly to lenders by lessees ..............      (204,215)      (165,440)
    Income from investment in unconsolidated joint venture .........       (59,134)      (163,057)
    Amortization of initial direct costs ...........................        16,956        134,275
    Net gain on sales or remarketing of equipment ..................      (343,447)      (151,958)
    Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables ............       511,868        762,272
     Distributions from investments in unconsolidated joint ventures       212,412        145,536
     Investment in unconsolidated joint ventures ...................       (11,279)       (11,576)
     Accounts receivable from General Partner and affiliates .......        20,122           --
     Accounts payable to General Partner and affiliates, net .......       134,454       (109,753)
     Security deposits, deferred credits and other payables ........      (884,378)       251,126
     Other, net ....................................................       (69,089)       (41,546)
                                                                       -----------    -----------

       Total adjustments ...........................................      (131,437)     1,084,589
                                                                       -----------    -----------

       Net cash provided by operating activities ...................       330,108      1,294,761
                                                                       -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ................................     1,386,187        950,290
                                                                       -----------    -----------

       Net cash provided by investing activities ...................     1,386,187        950,290
                                                                       -----------    -----------







                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                       For the Six Months Ended March 31,

                                   (unaudited)

                                                                1999           1998
                                                                ----           ----

Cash flows from financing activities:
   Cash distributions to partners .......................    (1,478,163)    (2,099,739)
   Principal payments on note payable-recourse ..........      (429,914)      (564,160)
   Principal payments on non-recourse - secured financing      (242,808)      (404,220)
                                                            -----------    -----------

       Net cash used in financing activities ............    (2,150,885)    (3,068,119)
                                                            -----------    -----------

Net decrease in cash ....................................      (434,590)      (823,068)

Cash at beginning of period .............................       645,739      1,154,378
                                                            -----------    -----------

Cash at end of period ...................................   $   211,149    $   331,310
                                                            ===========    ===========

























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   During the six months ended June 30, 1999 and 1998, non-cash activities included the following:

                                                                     1999           1998
                                                                     ----           ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees ...........   $   534,279    $ 1,969,901
Rental income assigned operating lease receivable ............       204,215        165,440
Principal and interest on non-recourse financing
   paid directly by lessees ..................................      (738,494)    (2,135,341)

Increase in equity investment in unconsolidated joint ventures        44,946           --
Decrease in investment in finance leases and financings
   due to contribution to unconsolidated joint venture .......       (44,946)          --

Decrease in investment in finance leases and financings
   due to terminations .......................................        18,399           --
Increase in security deposits and deferred credits ...........       168,780        264,196
Decrease in notes payable non-recourse due to terminations ...      (187,179)      (264,196)
                                                                 -----------    -----------

                                                                 $     --       $      --
                                                                 ===========    ===========

        Interest expense of $327,440 and $441,943 for the six months ended June 30, 1999 and 1998 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $285,591 and $320,389, respectively, interest expense on non-recourse secured financing of $14,763 and $39,338, respectively, interest expense on recourse note payable of $27,086 and $80,841, respectively, and interest expense on note payable affiliate of $0 and $1,375, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 1999

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

3.    Security Deposits, Deferred Credits and Other Payables

      Security deposits, deferred credits and other payables at June 30, 1999 and 1998 include $894,141 and $1,240,001 respectively, of proceeds received on residuals, which will be applied upon final remarketing of the related equipment.

4.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 1999 and 1998 are as follows:

                                1999           1998
                                ----           ----

 Management Fees             $  99,251      $ 228,421    Charged to operations

 Administrative expense
   reimbursements               59,709        125,290    Charged to operations
                             ---------      ---------

 Total                       $ 158,960      $ 353,711
                             =========      =========

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

      Information as to the financial position and results of operations of 1997-A as of and for the six months ended June 30, 1999 is summarized below:

                                                      June 30, 1999

           Assets                                      $23,781,936
                                                       ===========

           Liabilities                                 $19,546,193
                                                       ===========

           Equity                                      $ 4,235,743
                                                       ===========

           Partnership's share of equity               $   882,293
                                                       ===========

                                                    Six Months Ended
                                                      June 30, 1999

           Net income                                  $  331,975
                                                       ==========

           Partnership's share of net income           $   59,134
                                                       ==========

           Distributions                               $1,192,722
                                                       ==========

           Partnership's share of distributions        $  212,412
                                                       ==========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 1999

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in operating lease, finance leases, financings and investment in unconsolidated joint venture, representing 40%, 40%, 14%, and 6% of total investments at June 30, 1999, respectively, and 32%, 50%, 12% and 6% of total investments at June 30, 1998, respectively.

Results of Operations for the Three Months Ended June 30, 1999 and 1998

      For the three months ended June 30, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements. At June 30, 1999 the weighted average remaining transaction term of the portfolio was seven months.

      Revenues for the three months ended June 30, 1999 were $554,633, representing a decrease of $283,705 or 34% from 1998. The decrease in revenues resulted from a decrease in finance income of $100,000 or 35%, a decrease in income from investment in unconsolidated joint venture of $94,180 or 97%, a decrease in net gain on sales or remarketing of equipment of $79,986 or 55%, a decrease in rental income of $9,387 or 3%, and a decrease in interest income and other of $152 or 3% from 1998 to 1999, respectively. Finance income decreased due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision of $270,000 for the three months ended June 30, 1999 which resulted in a decrease for the Partnership in income from equity investment in unconsolidated joint venture. The decrease in net gain on sales or remarketing of equipment was due to a decrease in the number of leases maturing and a decrease in the amount of underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Monthly contractual rents under the Partnership's operating lease with U.S. Air decreased as a result of the extension of the lease, effective February 1999, beyond its original expiry date at a decreased rental rate relative to the original rental rate. The decrease in interest income and other was due to a decrease in the average cash balance from 1998 to 1999.

      Expenses for the three months ended June 30, 1999 were $485,052, representing a decrease of $203,082 or 30% from 1998. The decrease in expenses resulted from a decrease in amortization of initial direct costs of $61,886 or 89%, a decrease in management fees of $57,931 or 59%, a decrease in interest expense of $51,853 or 26%, a decrease in administrative expense reimbursements of $28,194 or 53% and an decrease in general and administrative expenses of $6,014 or 8% from 1998 to 1999. These decreases were partially offset by an increase in depreciation expense of $2,796 or 1% from 1998 to 1999. The decrease in amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative expense resulted from a decrease in the average size of the finance lease portfolio from 1998 to 1999. Interest expense decreased due to a decrease in the average debt outstanding from 1998 to 1999.

      Net income for the three months ended June 30, 1999 and 1998 was $69,581 and $150,204, respectively. The net income per weighted average limited partnership unit was $.17 and $.37 for 1999 and 1998, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

Results of Operations for the Six Months Ended June 30, 1999 and 1998

      For the six months ended June 30, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements. At June 30, 1999 the weighted average remaining transaction term of the portfolio was seven months.

      Revenues for the six months ended June 30, 1999 were $1,431,704, representing a decrease of $144,224 or 9% from 1998. The decrease in revenues resulted from a decrease in finance income of $226,560 or 38%, a decrease in income from investment in unconsolidated joint venture of $103,923 or 64%, a decrease in rental income of $2,774 or 1%, and a decrease in interest income and other of $2,456 or 20% from 1998 to 1999, respectively. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $191,489 or 126% from 1998. Finance income decreased due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision of $270,000 for the three months ended June 30, 1999 which resulted in a decrease for the Partnership in income from equity investment in unconsolidated joint ventures for the six months ended June 30, 1999. Monthly contractual rents under the Partnership's operating lease with U.S. Air decreased as a result of the extension of the lease, effective February 1999, beyond its original expiry date at a decreased rental rate relative to the original rental rate. The decrease in interest income and other was due to a decrease in the average cash balance from 1998 to 1999. The increase in net gain on sales or remarketing of equipment was due to an increase in the number of leases maturing and an increase in the amount of underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment.

      Expenses for the six months ended June 30, 1999 were $970,159, representing a decrease of $395,597 or 29% from 1998. The decrease in expenses resulted from a decrease in management fees of $129,170 or 57%, a decrease in amortization of initial direct costs of $117,319 or 87%, a decrease in interest expense of $114,503 or 26%, and a decrease in administrative expense reimbursements of $65,581 or 52%. These decreases were partially offset by an increase in general and administrative expenses of $19,792 or 21% from 1998 to 1999 and an increase in depreciation expense of $11,184 or 3%. The decrease in management fees, amortization of initial direct costs and administrative expense reimbursements resulted from a decrease in the average size of the finance lease portfolio from 1998 to 1999. Interest expense decreased due to a decrease in the average debt outstanding from 1998 to 1999. The increase in general and administrative expense was due to increased legal expenses and printing and postage costs.

      Net income for the six months ended June 30, 1999 and 1998 was $461,545 and $210,172, respectively. The net income per weighted average limited partnership unit was $1.15 and $.52 for 1999 and 1998, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 1999 and 1998 were net cash provided by operations of $330,108 and $1,294,761, respectively, and proceeds from sales of equipment of $1,386,187 and $950,290, respectively. These funds were used to fund cash distributions and to make payments on borrowings.

      Cash distributions to the limited partners for the six months ended June 30, 1999 and 1998, which were paid monthly, totaled $1,463,393 and $2,078,741, respectively, of which $456,930 and $208,070 was investment income and $1,006,463 and $1,870,671 was a return of capital, respectively. The monthly annualized cash distribution rate for the six months ended June 30, 1999 and 1998 was 7.33% and 10.42%, respectively, of which 2.29% and 1.04% was investment income and 5.04% and 9.38% was a return of capital, respectively, calculated as a percentage of each limited partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1999 and 1998 was $3.67 and $5.21, respectively, of which $1.15 and $.52 was investment income and $2.52 and $4.69 was a return of capital, respectively.

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

      As a result of the Partnership's entering into the disposition period, future monthly distributions could, and are expected to, fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

      In March 1997 the Partnership, L.P. Six and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals to 1997-A, a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997, Series E, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven received a 17.81%, 31.19%, 31.03% and 19.97%
interest, respectively, in 1997-A based on the present value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

      In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft currently on lease to U.S. Airways, Inc. The purchase price totaled $6,819,250 and was funded with $3,619,250 of cash and $3,200,000 in non-recourse debt. In October 1998 the Partnership borrowed an additional $750,000 from the same lender, bringing the total non-recourse debt relating to these aircraft to $3,950,000. The note bears interest at 10.34%. Prior to the scheduled expiry of the lease term in February 1999, the Partnership extended both the lease and the maturity of the related debt. As amended, the non-recourse debt for both aircraft now matures in November 1999. In August 1999 the

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

Partnership expects to execute a new 44-month lease for one of the aircraft with Wideroe Flyveselskap ASA, a Norwegian carrier. Wideroe and the Partnership will share in the cost to upgrade this aircraft to a model DHC-8-103. The Partnership has a commitment in place with a third party to refinance the existing debt related to this aircraft upon consummation of the new lease, the proceeds of which will also cover the costs to upgrade the plane. The Partnership is simultaneously engaged in negotiations with U.S. Airways for a multi year lease extension for the second aircraft. Until the long term disposition of this aircraft is determined it is expected to remain on a month-to-month lease extension with U.S. Airways, whereby either lessee or lessor can terminate the lease with 90 days prior notice.

      As of June 30, 1999, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

                                     ICON CASH FLOW PARTNERS, L.P., SERIES D
                                     File No. 33-40044 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




August 12, 1999                      /s/Patricia A. Walsh
---------------                      -------------------------------------------
     Date                            Patricia A. Walsh
                                     Vice President and Controller
                                     (Principal financial and account officer
                                      of the General Partner of the Registrant)