Form 10-Q
period 1999-09-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 1999-11-12
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        September 30, 1999
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                               September 30,    December 31,
                                                                   1999            1998
                                                               ------------     -----------
          Assets

Cash .......................................................   $  1,463,996    $    645,739
                                                               ------------    ------------

Investment in operating lease equipment, at cost ...........      8,084,407       6,819,250
Accumulated depreciation ...................................     (1,540,320)     (1,020,538)
                                                               ------------    ------------
                                                                  6,544,087       5,798,712

Investment in finance leases
   Minimum rents receivable ................................      1,624,224       3,257,332
   Estimated unguaranteed residual values ..................      1,597,420       4,784,614
   Initial direct costs ....................................         20,165          42,566
   Unearned income .........................................       (275,444)       (621,676)
   Allowance for doubtful accounts .........................       (220,898)       (246,450)
                                                               ------------    ------------
                                                                  2,745,467       7,216,386

Investment in financings
   Receivables due in installments .........................      2,745,082       3,079,170
   Initial direct costs ....................................            445           1,418
   Unearned income .........................................       (893,390)     (1,045,785)
    Allowance for doubtful accounts ........................       (140,766)       (140,766)
                                                               ------------    ------------
                                                                  1,711,371       1,894,037

Investment in unconsolidated joint venture .................        865,419         979,346
                                                               ------------    ------------

Accounts receivable from General Partner and affiliates, net           --            20,122

Other assets ...............................................        196,117          65,518
                                                               ------------    ------------

Total assets ...............................................   $ 13,526,457    $ 16,619,860
                                                               ============    ============







                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                          September 30,    December 31,
                                                              1999            1998
                                                          ------------     -----------

          Liabilities and Partners' Equity

Note payable - recourse ...............................   $    360,465    $    870,801
Note payable - non-recourse - secured financing .......        148,878         499,037
Notes payable - non-recourse ..........................      5,543,656       6,366,111
Accounts payable to General Partner and affiliates, net         20,779            --
Accounts payable - equipment ..........................        986,088            --
Security deposits, deferred credits and other payables       2,387,511       3,222,527
                                                          ------------    ------------
                                                             9,447,377      10,958,476

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................       (303,806)       (288,004)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price) ..............      4,382,886       5,949,388
                                                          ------------    ------------

Total partners' equity ................................      4,079,080       5,661,384
                                                          ------------    ------------

Total liabilities and partners' equity ................   $ 13,526,457    $ 16,619,860
                                                          ============    ============



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                             For the Three Months         For the Nine Months
                                              Ended September 30,         Ended September 30,
                                               1999         1998           1999         1998
                                               ----         ----           ----         ----

Revenue
   Rental income ......................   $   322,000   $   342,000    $   964,613   $   987,387
   Finance income .....................       102,708       246,806        479,672       850,330
   Net gain on sales of equipment .....           622        40,678        344,069       192,636
   Income (loss) from investment
     in unconsolidated joint venture ..        40,994       (19,017)       100,128       144,040
   Interest income and other ..........        24,240         9,735         33,786        21,737
                                          -----------   -----------    -----------   -----------

   Total revenues .....................       490,564       620,202      1,922,268     2,196,130
                                          -----------   -----------    -----------   -----------

Expenses
   Interest ...........................       152,719       172,046        480,159       613,989
   General and administrative .........        53,382        32,134        167,155       155,901
   Management fees - General Partner ..        45,395        96,366        144,646       324,787
   Administrative expense
     reimbursement  - General Partner .        26,867        51,560         86,576       176,850
   Amortization of initial direct costs         6,418        67,002         23,374       171,491
   Depreciation .......................       166,752       161,138        519,782       502,984
   Reversal of provision for
     bad debt .........................          --        (400,000)          --        (400,000)
                                          -----------   -----------    -----------   -----------

   Total expenses .....................       451,533       180,246      1,421,692     1,546,002
                                          -----------   -----------    -----------   -----------

Net income ............................   $    39,031   $   439,956    $   500,576   $   650,128
                                          ===========   ===========    ===========   ===========

Net income allocable to:
   Limited partners ...................   $    38,641       435,556    $   495,570   $   643,627
   General Partner ....................           390         4,400          5,006         6,501
                                          -----------   -----------    -----------   -----------

                                          $    39,031   $   439,956    $   500,576   $   650,128
                                          ===========   ===========    ===========   ===========
Weighted average number of limited
   partnership units outstanding ......       399,118       399,118        399,118       399,118
                                          ===========   ===========    ===========   ===========

Net income per weighted average
   limited partnership unit ...........   $       .10   $      1.09    $      1.24   $      1.61
                                          ===========   ===========    ===========   ===========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1999 and
                        the Year Ended December 31, 1998

                                   (unaudited)

                            Limited Partner Distributions
                            -----------------------------
                                Return of  Investment       Limited       General
                                 Capital     Income         Partners      Partner      Total
                                ---------  ----------       --------      -------      -----
                             (Per weighted average unit)

Balance at
   December 31, 1997                                     $ 9,342,242    $ (253,733) $ 9,088,509

Cash distributions
   to partners                   $8.50       $1.71        (4,074,331)     (41,155)   (4,115,486)

Net income                                                   681,477        6,884       688,361
                                                         -----------    ---------   -----------

Balance at
   December 31, 1998                                       5,949,388     (288,004)    5,661,384

Cash distributions
   to partners                   $3.93       $1.24        (2,062,072)     (20,808)   (2,082,880)

Net income                                                   495,570        5,006       500,576
                                                         -----------    ---------   -----------

Balance at September 30, 1999                            $ 4,382,886    $(303,806)  $ 4,079,080
                                                         ===========    =========   ===========

















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                           1999          1998
                                                                           ----          ----

Cash flows from operating activities:
   Net income ......................................................   $   500,576    $   650,128
                                                                       -----------    -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Interest expense on non-recourse financing paid directly
      to lenders by lessees ........................................       401,343        457,200
    Depreciation ...................................................       519,782        502,984
    Reversal of provision for bad debt .............................          --         (400,000)
    Finance income portion of receivables paid directly to
      lenders by lessees ...........................................      (133,747)      (303,001)
    Rental income paid directly to lenders by lessees ..............      (308,073)      (248,160)
    Income from investment in unconsolidated joint venture .........      (100,128)      (144,040)
    Amortization of initial direct costs ...........................        23,374        171,491
    Net gain on sales or remarketing of equipment ..................      (344,069)      (192,636)
    Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables ............       429,648      1,123,298
     Distributions from investments in unconsolidated joint ventures       288,782        145,536
     Investment in unconsolidated joint ventures ...................       (29,781)       (49,780)
     Accounts receivable from General Partner and affiliates .......        20,122
     Accounts payable to General Partner and affiliates, net .......        20,779       (164,151)
     Accounts payable - equipment ..................................       986,088           --
     Security deposits, deferred credits and other payables ........      (835,016)       823,367
     Other, net ....................................................      (250,596)        61,099
                                                                       -----------    -----------

       Total adjustments ...........................................       688,508      1,783,207
                                                                       -----------    -----------

       Net cash provided by operating activities ...................     1,189,084      2,433,335
                                                                       -----------    -----------

Cash flows from investing activities:
   Equipment refurbishment .........................................    (1,265,157)          --
   Proceeds from sales of equipment ................................     3,814,550      1,135,951
                                                                       -----------    -----------

       Net cash provided by investing activities ...................     2,549,393      1,135,951
                                                                       -----------    -----------





                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                1999           1998
                                                                ----           ----

Cash flows from financing activities:
   Cash distributions to partners .......................    (2,082,880)    (3,107,613)
   Proceeds from refinancing of non-recourse debt .......     1,998,154           --
   Principal payments on note payable-recourse ..........      (510,335)      (880,523)
   Principal payments on non-recourse - secured financing      (350,159)      (587,489)
   Retirement of non-recourse debt ......................    (1,975,000)          --
                                                            -----------    -----------

       Net cash used in financing activities ............    (2,920,220)    (4,575,625)
                                                            -----------    -----------

Net increase (decrease) in cash .........................       818,257     (1,006,339)

Cash at beginning of period .............................       645,739      1,154,378
                                                            -----------    -----------

Cash at end of period ...................................   $ 1,463,996    $   148,039
                                                            ===========    ===========

























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   During the nine months ended September 30, 1999 and 1998, non-cash activities included the following:

                                                                     1999           1998
                                                                     ----           ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees ...........   $   751,700    $ 2,597,115
Rental income assigned operating lease receivable ............       308,073        248,160
Principal and interest on non-recourse financing
   paid directly by lessees ..................................    (1,059,773)    (2,845,275)

Increase in equity investment in unconsolidated joint ventures        44,946           --
Decrease in investment in finance leases and financings
   due to contribution to unconsolidated joint venture .......       (44,946)          --

Decrease in investment in finance leases and financings
   due to terminations .......................................        18,399           --
Increase in security deposits and deferred credits ...........       168,780        264,196
Decrease in notes payable non-recourse due to terminations ...      (187,179)      (264,196)
                                                                 -----------    -----------

                                                                 $      --      $      --
                                                                 ===========    ===========

        Interest expense of $480,159 and $613,989 for the nine months ended September 30, 1999 and 1998 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $401,343 and
$457,200, respectively, other interest expense on non-recourse financing of $23,154 in 1999, interest expense on non-recourse secured financing of $18,997and $53,725, respectively, interest expense on recourse note payable of $36,665 and $101,478, respectively, and interest expense on note payable affiliate of $1,586 in 1998.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 1999

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

3.    Security Deposits, Deferred Credits and Other Payables

      Security deposits, deferred credits and other payables at September 30, 1999 and 1998 include $1,143,907 and $1,835,995 respectively, of proceeds received on residuals, which will be applied upon final remarketing of the related equipment.

4.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 1999 and 1998 are as follows:

                              1999          1998
                              ----          ----

Management Fees             $144,646      $324,787       Charged to operations

Administrative expense
  reimbursements              86,576       176,850       Charged to operations
                            --------      --------

Total                       $231,222      $501,637
                            ========      ========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      The Partnership has an investment in a joint venture with an affiliate. (See Note 5 for additional information relating to the joint venture.)

5.    Investment in Joint Venture

      In March 1997 the  Partnership,  ICON Cash Flow  Partners  L.P. Six ("L.P.
Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven received a 17.81%, 31.19%, 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses, contributions and distributions thereafter.

      Information as to the financial position and results of operations of 1997-A as of and for the nine months ended September 30, 1999 is summarized below:

                                                  September 30, 1999
                                                  ------------------
          Assets                                      $21,011,645
                                                      ===========

          Liabilities                                 $16,870,651
                                                      ===========

          Equity                                      $ 4,140,994
                                                      ===========

          Partnership's share of equity               $   865,419
                                                      ===========

                                                  Nine Months Ended
                                                  September 30, 1999
                                                  ------------------
          Net income                                  $  562,160
                                                      ==========

          Partnership's share of net income           $  100,128
                                                      ==========

          Distributions                               $1,621,550
                                                      ==========

          Partnership's share of distributions        $  288,782
                                                      ==========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 1999

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in operating leases, finance leases, financings and investment in unconsolidated joint venture, representing 54 %, 24%, 15%, and 7% of total investments at September 30, 1999, respectively, and 34%, 47%, 12% and 7% of total investments at September 30, 1998, respectively.

Results of Operations for the Three Months Ended September 30, 1999 and 1998

      The Partnership did not make any investments in leases or financing agreements in the three months ended September 30, 1998 or the three months ended September 30, 1999.

      In February 1999 the Partnership's two aircraft operating leases with U.S. Airways, Inc. "U.S. Air" were extended beyond their original expiry date at decreased rental rates relative to the original rental rates. As of September 30, 1999 one aircraft remains on lease with U.S. Air at this decreased rental rate. In August 1999 the Partnership terminated one lease and leased the aircraft to Wideroe's Flyveselskap ASA, a Norwegian air carrier, at a higher monthly contractual rent relative to the original rental rate with U.S. Air. This higher rental rate was received as a result of the Partnership refurbishing the aircraft to make it possible to re-lease. The total monthly contractual rents for the two aircraft are slightly less than total monthly contractual rents under the original U.S. Air leases.

      Revenues for the three months ended September 30, 1999 were $490,564, representing a decrease of $129,638 or 21% from 1998. The decrease in revenues resulted from a decrease in finance income of $144,098 or 58 %, a decrease in net gain on sales of equipment of $40,056 or 98% and a decrease in rental income of $20,000 or 6% from 1998 to 1999, respectively. These decreases were partially offset by income from investment in unconsolidated joint venture of $40,994 for the three months ended September 30, 1999 compared to a loss from investment in unconsolidated joint venture of $19,017 for the three months ended September 30, 1998 and an increase in interest income and other of $14,505 or 149% from 1998 to 1999. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. The decrease in net gain on sales of equipment was due to a decrease in the number of leases maturing and a decrease in the amount of underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. A decrease in rental income from 1998 to 1999 is attributable to changes regarding the U.S. Air aircraft leases noted above. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision of $600,000 for the three months ended September 30, 1998 which resulted in a loss to the Partnership from investment in unconsolidated joint venture for that quarter. For the three months ended September 30, 1999, 1997-A did not record any loss provision and as a result the Partnership earned income from its investment in unconsolidated joint venture. The increase in interest income and other was due to an increase in the average cash balance from 1998 to 1999.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

      Expenses for the three months ended September 30, 1999 were $451,533 representing an increase of $271,287 or 151% from 1998. The increase in expenses resulted primarily from the Partnership's reversal of $400,000 of provision for bad debt for the three months ended September 30, 1998. The increase in expenses was also the result of an increase in general and administrative expenses of $21,248 or 66% and an increase in depreciation expense of $5,614 or 3% from 1998 to 1999, respectively. These increases were partially offset by a decrease in amortization of initial direct costs of $60,584 or 90%, a decrease in management fees of $50,971or 53 %, a decrease in administrative expense reimbursements of $24,693 or 48% and a decrease in interest expense of $19,327 or 11%. As a result of better than expected portfolio performance, the Partnership reversed $400,000 of the provision for bad debt for the three months ended September 30, 1998. For the three months ended September 30, 1999 the Partnership determined that no adjustment to the provision for bad debt was required. The increase in general and administrative expense was a result of increases in professional fees and remarketing expenses which were offset by a decrease in miscellaneous business tax. The decreases in amortization of initial direct costs, management fees and administrative expense reimbursements resulted from a decrease in the average size of the finance lease portfolio from 1998 to 1999. Interest expense decreased due to a decrease in the average debt outstanding from 1998 to 1999.

      Net income for the three months ended September 30, 1999 and 1998 was $39,031 and $439,956, respectively. The net income per weighted average limited partnership unit was $.10 and $ 1.09 for 1999 and 1998, respectively.

Results of Operations for the Nine Months Ended September 30, 1999 and 1998

      The Partnership did not make any investments in leases or financing agreements in the nine months ended September 30, 1998 or the three months ended September 30, 1999.

      Revenues for the nine months ended September 30, 1999 were $1,922,268 representing a decrease of $273,862 or 12% from 1998. The decrease in revenues resulted from a decrease in finance income of $370,658 or 44%, a decrease in income from investment in unconsolidated joint venture of $43,912 or 30% and a decrease in rental income of $22,774 or 2% from 1998 to 1999, respectively. These decreases were partially offset by an increase in net gain on sales of equipment of $151,433 or 79% and an increase in interest income and other of $12,049 or 55 % from 1998 to 1999, respectively. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. The decrease in income from investment in unconsolidated joint venture was a result of a decrease in net income of the underlying joint venture, 1997-A, due to a decrease in the average size of the joint venture's finance lease portfolio from 1998 to 1999. The decrease in rental income from 1998 to 1999 is attributable to changes regarding the U.S. Air aircraft lease discussed above. The increase in net gain on sales or remarketing of equipment was due to an increase in the number of leases maturing and an increase in the amount of underlying equipment being sold, for which the proceeds received were in excess of the remaining carrying value of the equipment. The increase in interest income and other was due to an increase in the average cash balance from 1998 to 1999.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

      Expenses for the nine months ended September 30, 1999 were $1,421,692 representing a decrease of $124,310 or 8% from 1998. The decrease in expenses resulted from a decrease in management fees of $180,141 or 55%, a decrease in amortization of initial direct costs of $148,117 or 86%, a decrease in interest expense of $133,830 or 22%, and a decrease in administrative expense reimbursements of $90,274 or 51%. These decreases were partially offset by the Partnership's reversal of $400,000 of provision for bad debt for the three months ended September 30, 1998, an increase in depreciation expense of $16,798 or 3% and an increase in general and administrative expenses of $11,254 or 7% from 1998 to 1999, respectively. The decreases in management fees, amortization of initial direct costs and administrative expense reimbursements resulted from a decrease in the average size of the finance lease portfolio from 1998 to 1999. Interest expense decreased due to a decrease in the average debt outstanding from 1998 to 1999. As a result of better than expected portfolio performance, the Partnership reversed $400,000 of the provision for bad debt for the nine months ended September 30, 1998. For the nine months ended September 30, 1999 the Partnership determined that no adjustment to the provision for bad debt was required. The increase in general and administrative expense was a result of increases in professional fees, inspection and appraisal costs, bank fees, postage and remarketing expenses which were offset by a decrease in miscellaneous business tax.

      Net income for the nine months ended September 30, 1999 and 1998 was $500,576 and $650,128, respectively. The net income per weighted average limited partnership unit was $1.24 and $1.61 for 1999 and 1998, respectively.

Liquidity and Capital Resources

      The  Partnership's  primary  sources  of funds for the nine  months  ended
September 30, 1999 and 1998 were net cash provided by operations of $1,189,084 and $2,433,335, respectively, and proceeds from sales of equipment of $3,814,550 and $1,135,951, respectively. These funds were used to fund cash distributions and to make payments on borrowings.

      Cash distributions to the limited partners for the nine months ended September 30, 1999 and 1998, which were paid monthly, totaled $2,062,072 and $3.076,537, respectively, of which $495,570 and $643,627 was investment income and $1,566,502 and $2,432,910 was a return of capital, respectively. The monthly annualized cash distribution rate for the nine months ended September 30, 1999 and 1998 was 6.89% and 10.28%, respectively, of which 1.66 % and 2.15% was investment income and 5.23% and 8.13% was a return of capital, respectively, calculated as a percentage of each limited partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1999 and 1998 was $5.17 and $7.71, respectively, of which $1.24 and $1.61 was investment income and $3.93 and $6.10 was a return of capital, respectively.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

      As a result of the Partnership's entering into the disposition period, future monthly distributions could, and are expected to, fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft and leased both to U.S. Airways, Inc. The purchase price totaled $6,819,250 and was funded with $3,619,250 of cash and $3,200,000 in non-recourse debt provided by Transamerica Business Credit Corporation ("Transamerica"). In October 1998 the Partnership borrowed an additional $750,000 from Transamerica, bringing the total non-recourse debt relating to these aircraft to $3,950,000. In August 1999 the Partnership entered into a new 44 month lease with Wideroe's Flyveselskap ASA on one of the aircraft, and in conjunction with this transaction: a) the Partnership refinanced $1,975,000 of the Transamerica debt, related to one of the aircraft, with Christiania Bank OG Kreditkasse ASA ("Christiania Bank"); b) received a commitment to borrow an additional amount from Christiania Bank to pay refurbishment costs, bringing the balance of the Christiania Bank loan to $3,000,000 and; c) committed to retire approximately $975,000 of the Transamerica debt which would remain as a result of those changes. At September 30, 1999 the Christiania Bank loan balance was $1,998,154 and the Transamerica loan balance was $1,975,000. (After the end of the quarter, the additional parts of the contemplated transactions were completed resulting in, as of November 1, the Christiania Bank principal balance totaling approximately $2,793,681 and the Transamerica principal balance totaling $1,000,000.) The Christiania Bank debt will amortize at a rate of libor plus 325 basis points over a period of 44 months with a balloon payment of $1,300,000 due April 9, 2003. The Transamerica debt will amortize at a rate of 11.0% over a period of 48 months. Until the long term disposition of the aircraft is determined, it is expected to remain on lease with U.S. Airways.

      As of September 30, 1999, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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

                                     ICON CASH FLOW PARTNERS, L.P., SERIES D
                                     File No. 33-40044 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




November 12, 1999                    /s/ Thomas W. Martin
-----------------                    -------------------------------------------
      Date                           Thomas W. Martin
                                     Executive Vice President
                                     (Principal financial and accounting officer
                                     of the General Partner of the Registrant)