Form 10-K
period 1999-12-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 2000-03-30
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For      the      fiscal      year      ended       December       31,      1999
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

              111 Church Street, White Plains, New York 10601-1505
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code           (914) 993-1700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                   Name of each exchange on which registered

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1999

                                TABLE OF CONTENTS

Item                                                                    Page

PART I

1.   Business                                                            3-4

2.   Properties                                                            4

3.   Legal Proceedings                                                     5

4.   Submission of Matters to a Vote of Security Holders                   5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                               5

6.   Selected Consolidated Financial and Operating Data                    6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                 7-9

8.   Consolidated Financial Statements and Supplementary Data          11-28

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                  29

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                   29-30

11.  Executive Compensation                                               31

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                       31

13.  Certain Relationships and Related Transactions                       31

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K      32

SIGNATURES                                                                33

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1999

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed in February 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, September 13, 1991, with the admission of 26,905.59 limited partnership units. Between September 14, 1991 and December 31, 1991, 121,932.48 additional units were admitted. Between January 1, 1992 and June 5, 1992 (the final closing date), 251,161.93 additional units were admitted bringing the final admission to 400,000 units totaling $40,000,000 in capital contributions. From 1994 through 1997, the Partnership redeemed 882 limited partnership units leaving 399,118 units outstanding up to December 31, 1999. The sole general partner is ICON Capital Corp.
(the "General Partner").

     The Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional new finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover at a minimum, the carrying value of its assets.

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

                                December 31, 1999

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 1999 and 1998, the Partnership did not purchase any new equipment investments. A summary of the portfolio equipment cost by category held at December 31, 1999 and 1998 is as follows:

                                        December 31, 1999           December 31, 1998
                                        -----------------           -----------------

Category                               Cost         Percent         Cost         Percent

Aircraft .......................   $ 8,188,964       43.2%      $ 7,802,583       24.9%
Manufacturing & production .....     5,113,726       27.0        10,442,728       33.3
Computer systems ...............     3,289,663       17.4         9,293,171       29.6
Restaurant equipment ...........     1,309,350        6.9         1,638,121        5.2
Office furniture & fixtures ....       539,834        2.9         1,179,845        3.8
Telecommunications .............        59,715        0.3           463,182        1.5
Medical ........................       126,890        0.7           161,068        0.5
Printing .......................        87,342        0.5           107,306        0.4
Video production ...............        59,188        0.3            79,414        0.3
Retail systems .................        39,594        0.2            42,493        0.1
Miscellaneous ..................       118,283        0.6           147,888        0.4
                                   -----------      -----       -----------      -----

                                   $18,932,549      100.0%      $31,357,799      100.0%
                                   ===========      =====       ===========      =====

     The Partnership has two leases each of which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1999. The underlying equipment for each lease is a DeHavilland DHC-8-102 aircraft and the total equipment cost represented 18% for each lease of the total portfolio equipment cost at December 31, 1999.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                        Number of Equity Security Holders
Title of Class                                  as of December 31,
--------------                          ---------------------------------
                                               1999             1998
                                               ----             ----

Limited partners                              3,060            3,060
General Partner                                   1                1

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 6.  Selected Consolidated Financial and Operating Data

                                                    Years Ended December 31,
                               --------------------------------------------------------------
                                  1999         1998         1997         1996        1995
                                  ----         ----         ----         ----        ----

Total revenues .............   $2,658,007   $2,796,813   $3,537,411   $6,011,140   $5,202,055
                               ==========   ==========   ==========   ==========   ==========

Net income .................   $  823,675   $  688,361   $  676,730   $2,540,333   $2,793,742
                               ==========   ==========   ==========   ==========   ==========

Net income allocable
  to limited partners ......   $  815,438   $  681,477   $  669,963   $2,514,930   $2,765,805
                               ==========   ==========   ==========   ==========   ==========

Net income allocable
  to the General Partner ...   $    8,237   $    6,884   $    6,767   $   25,403   $   27,937
                               ==========   ==========   ==========   ==========   ==========

Weighted average
  limited partnership
  units outstanding ........      399,118      399,118      399,138      399,179      399,229
                               ==========   ==========   ==========   ==========   ==========

Net income per
  weighted average
  limited partnership
  unit .....................   $     2.04   $     1.71   $     1.68   $     6.30   $     6.93
                               ==========   ==========   ==========   ==========   ==========

Distributions to
  limited partners .........   $2,461,219   $4,074,331   $7,882,867   $5,588,508   $5,589,207
                               ==========   ==========   ==========   ==========   ==========

Distributions to the
  General Partner ..........   $   24,840   $   41,155   $   79,648   $   56,450   $   56,457
                               ==========   ==========   ==========   ==========   ==========

                                                December 31,
                   -------------------------------------------------------------------
                       1999          1998          1997          1996         1995
                       ----          ----          ----          ----         ----

Total assets ...   $11,621,332   $16,619,860   $22,999,478   $34,263,140   $40,529,733
                   ===========   ===========   ===========   ===========   ===========

Partners' equity   $ 3,999,000   $ 5,661,384   $ 9,088,509   $16,374,660   $19,480,356
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

                                December 31, 1999

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, investment in operating lease equipment, investment in financings and an investment in a joint venture representing 21%, 57%, 16% and 6% of total investments at December 31, 1999, respectively, and 46%, 36%, 12% and 6% of total investments at December 31, 1998, respectively.

Results of Operations

Years Ended December 31, 1999 and 1998

     For the years ended December 31, 1999 and 1998, the Partnership did not purchase any new equipment investments. During 1999, the Partnership expended $1,369,714 on equipment refurbishment.

     Revenues for the year ended December 31, 1999 were $2,658,007, representing a decrease of $138,806 from 1998. The decrease in revenues was attributable to a decrease in finance income of $127,707 and a decrease in income from an investment in a joint venture of $167,755. These decreases were partially offset by an increase in gain on sales of equipment of $170,604 and an increase in interest income and other of $14,826. Finance income decreased due to a decrease in the average size of the portfolio from 1998 to 1999. The increase in net gain on sales of equipment was due to an increase in the number of leases maturing in which the underlying equipment was sold. The decrease in income from investment in joint venture was due to a decrease in the average size of the joint venture's portfolio from 1998 to 1999 and a provision for bad debts recorded by the venture in 1999.

     Expenses for the year ended December 31, 1999 were $1,834,332, representing a decrease of $274,120 from 1998. The decrease in expenses was attributable primarily to a decrease in interest expense of $179,619, a decrease in amortization of initial direct costs of $149,711, a decrease in management fees of $204,154, and a decrease in administrative expense reimbursements of $104,610. This was partially offset by a $400,000 reversal of allowance for doubtful accounts in 1998. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1998 to 1999. Amortization of initial direct costs, management fees, general and administrative and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1998 to 1999.

     Net income for the years ended December 31, 1999 and 1998 was $823,675 and $688,361, respectively. The net income per weighted average limited partnership unit was $2.04 and $1.71 for 1999 and 1998, respectively.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

Liquidity and Capital Resources

     The Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional new finance or lease transactions during the disposition period. However, it may expend monies to refurbish assets to maintain the value of the portfolio. During the disposition period, the Partnership expects to recover at a minimum, the carrying value of its assets

     As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

     The Partnership's primary sources of funds in 1999, 1998 and 1997 were net cash provided by operations of $584,985, $3,315,260 and $8,284,703, respectively, and proceeds from sales of equipment of $3,946,052, $1,394,199 and $9,741,651, respectively. These funds were used to fund cash distributions and make payments on borrowings.

     The Partnership's notes payable at December 31, 1999 and 1998 totaled $5,454,155 and $7,735,949, respectively, and consisted of $5,117,839 and $6,366,111 in non-recourse notes, respectively, $58,146 and $499,037 in a non-recourse - secured note, respectively, which is paid from proceeds from the lease portfolio that secured the financing and a note payable of $278,170 and $870,801, respectively, which is paid from available cash from operations.

     Cash distributions to the limited partners in 1999, 1998 and 1997, which were paid monthly, totaled $2,461,219, $4,074,331 and $7,882,867, respectively, of which $815,438, $681,477 and $669,963 was investment income and $1,645,781,
$3,392,854 and $7,212,904 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners in 1999, 1998 and 1997 was 6.17%, 10.21% and 19.75%, respectively, of which 2.04%, 1.71% and 1.68% was investment income and 4.13%, 8.50% and 18.07% was a return of capital, respectively, calculated as a percentage of each limited partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding in 1999, 1998 and 1997 was $6.17, $10.21 and $19.75, respectively, of which $2.04, $1.71 and $1.68 was investment income and $4.13, $8.50 and $18.07 was a return of capital, respectively.

     As of December 31, 1999, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1999



Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                Page Number

Independent Auditors' Report                                            12

Consolidated Balance Sheets as of December 31, 1999 and 1998         13-14

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997                                      15

Consolidated Statements of Changes in Partners' Equity for the
  Years Ended December 31, 1999, 1998 and 1997                          16

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                                   17-19

Notes to Consolidated Financial Statements                           20-28

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series D:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series D (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1, the Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series D as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                /s/ KPMG LLP
                                                KPMG LLP


March 28, 2000
New York, New York

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                              1999            1998
                                                              ----            ----
       Assets

Cash ..................................................   $    287,481    $    645,739
                                                          ------------    ------------

Investment in finance leases
   Minimum rents receivable ...........................      1,243,687       3,257,332
   Estimated unguaranteed residual values .............      1,422,788       4,784,614
   Initial direct costs ...............................         15,236          42,566
   Unearned income ....................................       (225,317)       (621,676)
   Allowance for doubtful accounts ....................       (224,544)       (246,450)
                                                          ------------    ------------
                                                             2,231,850       7,216,386

Investment in operating lease equipment, at cost ......      8,188,964       6,819,250
Accumulated depreciation ..............................     (1,702,723)     (1,020,538)
                                                          ------------    ------------
                                                             6,486,241       5,798,712

Investment in financings
   Receivables due in installments ....................      2,628,283       3,079,170
   Initial direct costs ...............................            395           1,418
   Unearned income ....................................       (841,135)     (1,045,785)
   Allowance for doubtful accounts ....................        (92,097)       (140,766)
                                                          ------------    ------------
                                                             1,695,446       1,894,037

Investment in joint venture ...........................        716,591         979,346
                                                          ------------    ------------

Accounts receivable from General Partner and affiliates          9,183          20,122
                                                          ------------    ------------

Other assets ..........................................        194,540          65,518
                                                          ------------    ------------

Total assets ..........................................   $ 11,621,332    $ 16,619,860
                                                          ============    ============










                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                  December 31,

                                                              1999            1998
                                                              ----            ----

Liabilities and Partners' Equity

Note payable .........................................   $    278,170    $    870,801
Note payable - non-recourse - secured financing ......         58,146         499,037
Notes payable - non-recourse .........................      5,117,839       6,366,111
Security deposits, deferred credits and other payables      2,168,177       3,222,527
                                                         ------------    ------------
                                                            7,622,332      10,958,476

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................       (304,607)       (288,004)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price) .............      4,303,607       5,949,388
                                                         ------------    ------------

Total partners' equity ...............................      3,999,000       5,661,384
                                                         ------------    ------------

Total liabilities and partners' equity ...............   $ 11,621,332    $ 16,619,860
                                                         ============    ============



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,


                                                      1999         1998           1997
                                                      ----         ----           ----

Revenues

   Rental income .............................   $ 1,300,613   $ 1,329,387    $   798,000
   Finance income ............................       941,539     1,069,246      1,785,803
   Income from investment in joint venture ...        19,410       187,165        359,187
   Gain on sales of equipment ................       354,424       183,820        452,706
   Interest income and other .................        42,021        27,195        141,715
                                                 -----------   -----------    -----------

   Total revenues ............................     2,658,007     2,796,813      3,537,411
                                                 -----------   -----------    -----------

Expenses

   Interest ..................................       602,920       782,539      1,121,197
   Depreciation ..............................       682,185       664,121        356,417
   Management fees - General Partner .........       193,017       397,171        548,400
   General and administrative ................       214,256       268,346        199,751
   Administrative expense reimbursements
     - General Partner .......................       113,548       218,158        271,829
   Amortization of initial direct costs ......        28,406       178,117        363,087
   Reversal of allowance for doubtful accounts          --        (400,000)          --
                                                 -----------   -----------    -----------

   Total expenses ............................     1,834,332     2,108,452      2,860,681
                                                 -----------   -----------    -----------

Net income ...................................   $   823,675   $   688,361    $   676,730
                                                 ===========   ===========    ===========

Net income allocable to:
   Limited partners ..........................       815,438       681,477        669,963
   General Partner ...........................         8,237         6,884          6,767
                                                 -----------   -----------    -----------

                                                 $   823,675   $   688,361    $   676,730
                                                 ===========   ===========    ===========

Weighted average number of limited
   partnership units outstanding .............       399,118       399,118        399,138
                                                 ===========   ===========    ===========

Net income per weighted average
   limited partnership unit ..................   $      2.04   $      1.71    $      1.68
                                                 ===========   ===========    ===========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity
              For the Years Ended December 31, 1999, 1998 and 1997

                          Limited Partner Distributions

                             Return of    Investment        Limited    General
                              Capital       Income         Partners    Partner      Total
                           (Per weighted average unit)
Balance at
   December 31, 1996                                    $16,555,512  $(180,852)  $16,374,660

Cash distributions
   to partners                $  18.07     $   1.68      (7,882,867)   (79,648)   (7,962,515)

Limited partnership
   units redeemed
   (40 units)                                                  (366)     -              (366)

Net income                                                  669,963      6,767       676,730
                                                        -----------  ---------   -----------

Balance at
   December 31, 1997                                      9,342,242   (253,733)    9,088,509

Cash distributions
   to partners                $   8.50     $   1.71      (4,074,331)   (41,155)   (4,115,486)

Net income                                                  681,477      6,884       688,361
                                                        -----------  ---------   -----------

Balance at
   December 31, 1998                                      5,949,388   (288,004)    5,661,384

Cash distributions
   to partners                $   4.13     $   2.04      (2,461,219)   (24,840)   (2,486,059)

Net income                                                  815,438      8,237       823,675
                                                        -----------  ---------   -----------

Balance at
   December 31, 1999                                    $ 4,303,607  $(304,607)  $ 3,999,000
                                                        ===========  =========   ===========







See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                1999           1998           1997
                                                                ----           ----           ----
Cash flows provided by operating activities:
   Net income ...........................................   $   823,675    $   688,361    $   676,730
                                                            -----------    -----------    -----------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Finance income portion of receivables paid
       directly to lenders by lessees ...................      (168,261)      (362,177)      (843,479)
     Rental income paid directly to lenders by lessees ..      (620,426)      (330,880)      (193,012)
     Amortization of initial direct costs ...............        28,406        178,117        363,087
     Gain on sales of equipment .........................      (354,424)      (183,820)      (452,706)
     Interest expense on non-recourse financing
       paid directly by lessees .........................       472,953        581,922        811,948
     Interest expense accrued on non-recourse
       securitized debt .................................          --            1,455          4,202
     Depreciation .......................................       682,185        664,121        356,417
     Reversal of allowance for doubtful accounts ........          --         (400,000)          --
     Income from investment in joint venture ............       (19,410)      (187,165)      (359,187)
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables       542,524      1,467,879      1,791,373
       Distributions from joint venture .................       386,657        412,671      4,134,882
       Allowance for doubtful accounts ..................        70,575       (237,275)       120,722
       Investment in joint venture ......................       (52,616)       (49,780)      (125,000)
       Accounts receivable to General Partner and
         affiliates, net ................................        10,939       (164,151)       145,745
       Security deposits, deferred credits
         and other payables .............................    (1,188,748)     1,147,809      1,411,293
       Other ............................................       (29,044)        88,173        441,688
                                                            -----------    -----------    -----------

         Total adjustments ..............................      (238,690)     2,626,899      7,607,973
                                                            -----------    -----------    -----------

       Net cash provided by operating activities ........       584,985      3,315,260      8,284,703
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .....................     3,946,052      1,394,199      9,741,651
   Refurbishment of operating equipment .................    (1,369,714)          --             --
   Equipment purchased ..................................          --             --       (7,030,431)
                                                            -----------    -----------    -----------

       Net cash provided by investing activities ........     2,576,338      1,394,199      2,711,220
                                                            -----------    -----------    -----------



                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Years Ended December 31,

                                                        1999             1998           1997
                                                        ----             ----           ----

Cash flows from financing activities:
   Cash distributions to partners ...............     (2,486,059)     (4,115,486)     (7,962,515)
   Proceeds from notes payable - non-recourse ...           --           750,000            --
   Proceeds from note payable ...................           --              --         2,700,000
   Principal payments on note payable ...........       (592,631)     (1,156,338)       (672,861)
   Principal payments on non-recourse - secured
     financing ..................................       (440,891)       (696,274)       (933,227)
   Principal payments on revolving line of credit           --              --        (3,386,421)
   Redemption of limited partnership units ......           --              --              (366)
                                                    ------------    ------------    ------------

       Net cash used in financing activities ....     (3,519,581)     (5,218,098)    (10,255,390)
                                                    ------------    ------------    ------------

   Net (decrease) increase in cash ..............       (358,258)       (508,639)        740,533

Cash at beginning of year .......................        645,739       1,154,378         413,845
                                                    ------------    ------------    ------------

Cash at end of year .............................   $    287,481    $    645,739    $  1,154,378
                                                    ============    ============    ============



















Note: Equipment purchased in 1999 represented an upgrade to an existing lease investment.

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     Interest expense of $602,920, $782,539 and $1,121,197 for the years ended December 31, 1999, 1998 and 1997 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $472,953, $581,922 and $811,948, respectively, and other interest of $129,967, $200,617 and $309,249, respectively.

     During the years ended December 31, 1999, 1998 and 1997, non-cash activities included the following:

                                                          1999          1998          1997
                                                          ----          ----          ----
Principal and interest on finance receivables
     paid directly to lender by lessees ..........   $   971,296    $ 2,971,276    $ 6,025,801
Rental income assigned operating lease receivable        620,426        330,880        193,012
Principal and interest on non-recourse financing
     paid directly by lessees ....................    (1,591,722)    (3,302,156)    (6,218,813)

Decrease in investments in finance leases and
   financings due to contribution in joint venture       (51,876)          --       (4,805,767)
Increase in equity investment in joint venture ...        51,876           --        4,805,767

Non-recourse notes payable assumed in
   purchase price - finance and operating leases .          --             --        3,200,000
Fair value of equipment and receivables
   purchased for debt ............................          --             --       (3,200,000)

Decrease in investment in finance leases due
   to termination of leases ......................          --             --        1,035,175
Decrease in notes payable - non-recourse due to
   termination of leases .........................          --             --       (1,035,175)
Decrease in security deposits and deferred credits          --             --
                                                     -----------    -----------    -----------
                                                     $      --      $      --      $      --
                                                     ===========    ===========    ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1.   Organization

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed on February 21, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on August 23, 1991 and by its final closing on June 5, 1992, 400,000 units had been admitted into the Partnership with aggregate gross proceeds of $40,000,000. From 1994 through 1999, the Partnership redeemed 882 limited partnership units leaving 399,118 limited partnership units outstanding at December 31, 1999.

     The Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 1999 and 1998 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value and (iii) fair value information concerning certain recourse and non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

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


     Impairment of Estimated Residual Values -- The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

3.   Investment in Joint Venture

     The Partnership and affiliates formed a joint venture for the purpose of acquiring and managing various assets.

     ICON Receivables 1997-A L.L.C.

     In March 1997 the Partnership, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven received a 17.81%, 31.19%, 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. The Partnership's contributions amounted to $4,805,767 in assigned leases and $125,000 of cash in 1997, $49,780 of cash in 1998 and $52,616 of cash and $51,876 in assigned leases in 1999. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

     Information as to the financial position and results of operations of 1997-A as of and for the year ended December 31, 1999 and 1998 is summarized below:

                                       December 31, 1999    December 31, 1998

Assets                                    $17,967,471         $31,845,710
                                          ===========         ===========

Liabilities                               $14,701,353         $27,065,004
                                          ===========         ===========

Equity                                    $ 3,266,388         $ 4,780,706
                                          ===========         ===========

Partnership's share of equity             $   716,591         $   979,346
                                          ===========         ===========

Net income                                $   108,923         $ 1,050,957
                                          ===========         ===========

Partnership's share of net income         $    19,410         $   187,165
                                          ===========         ===========

Distributions to partners                 $ 2,171,133         $ 2,367,147
                                          ===========         ===========

Partnership's share of distributions      $   386,657         $   412,671
                                          ===========         ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings as of December 31, 1999 are as follows:

                            Finance
            Year            Leases         Financings      Total

          2000           $  738,808       $  152,376    $  891,184
          2001              297,350          129,684       427,034
          2002               61,657           90,446       152,103
          2003              145,872           87,684       233,556
          2004                  -          2,168,093     2,168,093
                         ----------       ----------    ----------
                         $1,243,687       $2,628,283    $3,871,970
                         ==========       ==========    ==========

5.   Investment in Operating Lease

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft and leased them to U.S. Airways, Inc ("U.S. Air"). The purchase price totaled $6,819,250 and was funded with $3,619,250 of cash and $3,200,000 in non-recourse debt. In August 1999 one plane was re-leased to Wideroe's Flyveselskap ASA, a Norwegian air carrier for a term of four years under a lease which required the aircraft to be refurbished at a cost of $1,369,714. In November 1999 the Partnership extended the U.S. Air lease for a term of four years.

     The investment in operating leases at December 31, 1999, 1998 and 1997 consisted of the following:

                                                  1999           1998          1997
                                                  ----           ----          ----

Equipment cost, beginning of year .........   $ 6,819,250    $ 6,819,250    $      --
Refurbishment of operating equipment ......     1,369,714           --             --
Equipment purchases .......................          --             --        6,819,250
                                              -----------    -----------    -----------

Equipment cost, end of year ...............     8,188,964      6,819,250      6,819,250
                                              -----------    -----------    -----------

Accumulated depreciation, beginning of year    (1,020,538)      (356,417)          --
Depreciation ..............................      (682,185)      (664,121)      (356,417)
                                              -----------    -----------    -----------

Accumulated depreciation, end of year .....    (1,702,723)    (1,020,538)      (356,417)
                                              -----------    -----------    -----------

Investment in operating leases, end of year   $ 6,486,241    $ 5,798,712    $ 6,462,833
                                              ===========    ===========    ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                          Finance
                                          Leases       Financings       Total

Balance at December 31, 1996 .......   $   651,546    $   252,223   $   903,769

     Accounts written-off ..........       (92,545)       (74,931)     (167,476)
     Recovery on accounts previously
       written-off .................         9,284        278,914       288,198
                                       -----------    -----------   -----------

Balance at December 31, 1997 .......       568,285        456,206     1,024,491

     Accounts written-off ..........      (209,007)       (47,034)     (256,041)
     Recovery on accounts previously
       written-off .................        18,766           --          18,766
     Reversal of allowance for
       doubtful accounts ...........      (131,594)      (268,406)     (400,000)
                                       -----------    -----------   -----------

Balance at December 31, 1998 .......       246,450        140,766       387,216

     Accounts written-off ..........       (79,889)       (48,669)     (128,558)
     Recovery on accounts previously
       written-off .................        57,983           --          57,983
                                       -----------    -----------   -----------

Balance at December 31, 1999 .......   $   224,544    $    92,097   $   316,641
                                       ===========    ===========   ===========

7.   Notes Payable

     In May 1997 the Partnership borrowed $2,700,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership payments and collateral for a specified group of leases and financing transactions. The note bears interest at 9.25% and is payable in monthly installments. In addition, the loan agreement contains restrictive covenants which include the maintenance of minimum tangible net worth and of certain financial ratios. The Partnership was in compliance with the related covenants at December 31, 1999. The Partnership had $278,170 outstanding relating to this note payable at December 31, 1999.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In December 1995 the Partnership borrowed $4,148,838 by pledging lease receivables and granting a security interest in the underlying equipment and receivables relating to a specified group of leases and financing transactions. The loan (described herein as notes payable - non-recourse - secured financing) bears interest at a fixed rate of 8.02%, and is payable from receivable proceeds from the portfolio that has secured it. The Partnership had $58,146 outstanding under the note at December 31, 1999.

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft and leased them to U.S. Air. The purchase price totaled $6,819,250 of which the Partnership borrowed $3,200,000 in non-recourse debt from Transamerica Business Credit Corp. ("Transamerica") (described herein as notes payable - non-recourse). In October 1998 the Partnership borrowed an additional $750,000 from Transamerica, to refurbish one of the two aircraft, bringing the total non-recourse debt relating to this transaction to $3,950,000.

     In August 1999 the Partnership refinanced $2,000,000 of the Transamerica debt with a new lender, Christiania Bank of Norway ("Christiania"), and borrowed an additional $1,000,000 from Christiania. The maturity date of this $3,000,000 borrowing from Christiania is November 2003. The Partnership negotiated a fixed rate of 9.6% on this debt in October 1999. This debt is collateralized by the lease with Wideroe's Flyveselskap ASA and the underlying equipment.

     In October 1999 the Partnership retired $975,000 of Transamerica debt and refinanced a separate $1,000,000 of debt for a four year term at a fixed rate of 11%. This debt is collateralized by the lease with U.S. Air and the underlying equipment.

     Notes bear interest at rates ranging from 5.2% to 12% and mature as follows:

                           Note Payable         Christiania      Transamerica         Other
                           Non-Recourse        Notes Payable     Notes Payable    Notes Payable
          Note Payable   Secured Financing     Non-Recourse      Non-Recourse     Non-Recourse           Total

2000     $    205,076      $      58,146       $     390,998    $     212,482     $     895,580    $   1,762,282
2001           73,094                -               430,229          237,070           281,323        1,021,716
2002               -                 -               473,398          264,503           194,861          932,762
2003               -                 -             1,468,129          269,266               -          1,737,395
         ------------      -------------       -------------    -------------     -------------    -------------

         $    278,170      $      58,146       $   2,762,754    $     983,321     $   1,371,764    $   5,454,155
         ============      =============       =============    =============     =============    =============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

8.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                  Charged to
                                                  Operations

Management fees .....................              $548,400
Administrative expense reimbursements               271,829
                                                   --------
Year ended December 31, 1997 ........              $820,229
                                                   ========

Management fees .....................              $397,171
Administrative expense reimbursements               218,158
                                                   --------
Year ended December 31, 1998 ........              $615,329
                                                   ========

Management fees .....................              $193,017
Administrative expense reimbursements               113,548
                                                   --------
Year ended December 31, 1999 ........              $306,565
                                                   ========

9.   Security Deposits, Deferred Credits and Other Payables

     Security deposits, deferred credits and other payables at December 31, 1999 and December 31, 1998 include $408,912 and $2,097,485, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

10.  Subsidiary

     In December 1994 the Partnership formed a wholly owned subsidiary, ICON D Corp., a Massachusetts corporation, formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed for personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON D Corp, a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON D Corp. As of December 31, 1999, there was no federal tax liability for ICON D Corp.

11.  Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with third parties based on specified formulas. For the years ended December 31, 1999, 1998 and 1997, the Partnership paid $152,739, $116,400 and $366,466, respectively, to third parties as their share of the proceeds.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

12.  Tax Information (Unaudited)

     The following reconciles net income for financial reporting purposes to income (loss) for federal income tax purposes for the years ended December 31:

                                           1999          1998           1997
                                           ----          ----           ----

Net income per financial statements   $   823,675    $   688,361    $   676,730

Differences due to:
   Direct finance leases ..........     1,315,734      3,337,161      5,998,911
   Depreciation and amortization ..    (2,020,504)    (3,431,801)    (4,339,289)
   Provision for losses ...........       (70,575)       162,724        138,489
   Loss on sale of equipment ......      (686,442)      (349,203)       631,921
   Other ..........................       (78,444)      (320,877)       376,745
                                      -----------    -----------    -----------

Partnership (loss) income for
   federal income tax purposes ....   $  (716,556)   $    86,365    $ 3,483,507
                                      ===========    ===========    ===========

     As of December 31, 1999, the partners' capital accounts included in the financial statements totaled $3,999,000 compared to the partners' capital accounts for federal income tax purposes of $16,426,766 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 111 Church Street, White
Plains, New York 10601-1505, and its telephone number is (914) 993-1700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

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

 Beaufort J.B. Clarke         Chairman, Chief Executive Officer and Director

 Paul B. Weiss                President and Director

 Thomas W. Martin             Executive Vice President and Director

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Beaufort J. B. Clarke, age 54, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 39, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 46, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1999, 1998 and 1997.


                                                   Type of
        Entity               Capacity           Compensation            1999      1998      1997
        ------               --------           ------------            ----      ----      ----

ICON Capital Corp.       General Partner    Management fees           $193,017  $397,171  $548,400
ICON Capital Corp.       General Partner    Administrative expense
                                              reimbursements           113,548   218,158   271,829
                                                                      --------  --------  --------

                                                                      $306,565  $615,329  $820,229
                                                                      ========  ========  ========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

 (a) The registrant is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

 (b) As of March 24,2000, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

 (c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title                       Amount Beneficially                  Percent
  of Class                            Owned                          of Class
  --------          ---------------------------------------------    --------

General Partner     Represents initially a 1% and potentially a         100%
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

                                December 31, 1999

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1999.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 1999

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

                              ICON CASH FLOW PARTNERS, L.P., Series D
                              File No. 33-40044 (Registrant)
                              By its General Partner, ICON Capital Corp.


Date: March 29, 2000          /s/ Beaufort J.B. Clarke
                              ------------------------
                              Beaufort J.B. Clarke
                              Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 29, 2000         /s/ Beaufort J.B. Clarke
                              ------------------------
                              Beaufort J.B. Clarke
                              Chairman, Chief Executive Officer and Director


Date:  March 29, 2000         /s/ Paul B. Weiss
                              -----------------
                              Paul B. Weiss
                              President and Director


Date:  March 29, 2000          /s/ Thomas W. Martin
                               --------------------
                               Thomas W. Martin
                               Executive Vice President
                               (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.