Form 10-Q
period 2000-03-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 2000-05-12
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                          March 31, 2000
                     -----------------------------------------------------------

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


                                 (914) 993-1700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                      March 31,     December 31,
                                                        2000           1999
          Assets

Cash ...........................................   $    184,843    $    287,481
                                                   ------------    ------------

Investment in finance leases
   Minimum rents receivable ....................      1,000,152       1,243,687
   Estimated unguaranteed residual values ......      1,415,024       1,422,788
   Initial direct costs ........................         11,282          15,236
   Unearned income .............................       (183,296)       (225,317)
   Allowance for doubtful accounts .............       (227,811)       (224,544)
                                                   ------------    ------------
                                                      2,015,351       2,231,850

Investment in operating lease equipment, at cost      8,188,964       8,188,964
Accumulated depreciation .......................     (1,858,116)     (1,702,723)
                                                   ------------    ------------
                                                      6,330,848       6,486,241

Investment in financings
   Receivables due in installments .............      2,583,920       2,628,283
   Initial direct costs ........................            378             395
   Unearned income .............................       (797,777)       (841,135)
    Allowance for doubtful accounts ............        (92,097)        (92,097)
                                                   ------------    ------------
                                                      1,694,424       1,695,446

Investment in joint venture ....................        711,628         716,591
                                                   ------------    ------------

Other assets ...................................        521,940         203,723
                                                   ------------    ------------

Total assets ...................................   $ 11,459,034    $ 11,621,332
                                                   ============    ============







                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                           March 31,      December 31,
                                                             2000             1999

          Liabilities and Partners' Equity

Note payable - recourse ..............................   $    224,006    $    278,170
Notes payable - non-recourse .........................      6,814,445       5,175,985
Security deposits, deferred credits and other payables      2,279,936       2,168,177
                                                         ------------    ------------
                                                            9,318,387       7,622,332

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................       (323,192)       (304,607)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price) .............      2,463,839       4,303,607
                                                         ------------    ------------

Total partners' equity ...............................      2,140,647       3,999,000
                                                         ------------    ------------

Total liabilities and partners' equity ...............   $ 11,459,034    $ 11,621,332
                                                         ============    ============



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                              2000       1999
                                                              ----       ----
Revenues

   Rental income ........................................   $336,000   $348,613
   Gain on sales of equipment ...........................      3,676    278,329
   Finance income .......................................     85,369    189,259
   Income from investment in unconsolidated joint venture     15,517     56,186
   Interest income and other ............................     10,591      4,684
                                                            --------   --------

   Total revenues .......................................    451,153    877,071
                                                            --------   --------

Expenses

   Interest .............................................    137,383    176,948
   Depreciation .........................................    155,393    161,138
   Management fees - General Partner ....................     25,442     59,360
   General and administrative ...........................     65,603     44,022
   Administrative expense reimbursements
     - General Partner ..................................      6,826     34,591
   Amortization of initial direct costs .................      3,983      9,048
                                                            --------   --------

   Total expenses .......................................    394,630    485,107
                                                            --------   --------

Net income ..............................................   $ 56,523   $391,964
                                                            ========   ========

Net income allocable to:
   Limited partners .....................................   $ 55,958   $388,044
   General Partner ......................................        565      3,920
                                                            --------   --------

                                                            $ 56,523   $391,964
                                                            ========   ========

Weighted average number of limited
   partnership units outstanding ........................    399,118    399,118
                                                            ========   ========

Net income per weighted average
   limited partnership unit .............................   $    .14   $    .97
                                                            ========   ========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                               Limited Partner Distributions

                                Return of    Investment        Limited       General
                                 Capital       Income          Partners      Partner      Total
                              (Per weighted average unit)
Balance at
    December 31, 1998                                       $ 5,949,388    $(288,004)  $ 5,661,384

Cash distributions
    to partners                  $4.13          $2.04        (2,461,219)     (24,840)   (2,486,059)

Net income                                                      815,438        8,237       823,675
                                                            -----------    ---------   -----------

Balance at
    December 31, 1999                                         4,303,607     (304,607)    3,999,000

Cash distributions
   to partners                   $4.61          $ .14        (1,895,726)     (19,150)   (1,914,876)

Net income                                                       55,958          565        56,523
                                                            -----------    ---------   -----------

Balance at March 31, 2000                                   $ 2,463,839    $(323,192)  $ 2,140,647
                                                            ===========    =========   ===========

















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                           2000           1999
                                                                           ----           ----
Cash flows from operating activities:
   Net income ......................................................   $    56,523    $   391,964
                                                                       -----------    -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Interest expense on non-recourse financing paid directly
      to lenders by lessees ........................................       131,547        152,673
    Depreciation ...................................................       155,393        161,138
    Finance income portion of receivables paid directly to
      lenders by lessees ...........................................       (30,278)       (50,194)
    Rental income paid directly to lenders by lessees ..............      (189,000)      (102,108)
    Income from investment in unconsolidated joint venture .........       (15,517)       (56,186)
    Amortization of initial direct costs ...........................         3,983          9,048
    Gain on sales of equipment .....................................        (3,676)      (278,329)
    Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables ............        49,072        413,740
     Security deposits, deferred credits and other payables ........       111,759     (1,006,956)
     Distributions from investments in unconsolidated joint ventures        20,480         90,626
     Other assets ..................................................      (318,217)          --
     Other .........................................................       153,028        433,095
                                                                       -----------    -----------

       Total adjustments ...........................................        68,574       (233,453)
                                                                       -----------    -----------

       Net cash provided by operating activities ...................       125,097        158,511
                                                                       -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ................................       102,845        997,572
                                                                       -----------    -----------

       Net cash provided by investing activities ...................       102,845        997,572
                                                                       -----------    -----------

Cash flows from financing activities:
   Cash distributions to partners ..................................    (1,914,876)      (873,488)
   Proceeds from non-recourse debt .................................     2,000,000           --
   Principal payments on note payable-recourse .....................       (54,164)      (351,324)
   Principal payments on non-recourse debt .........................      (361,540)      (122,593)
                                                                       -----------    -----------

       Net cash used in financing activities .......................      (330,580)    (1,347,405)
                                                                       -----------    -----------

Net decrease in cash ...............................................      (102,638)      (191,322)

Cash at beginning of period ........................................       287,481        645,739
                                                                       -----------    -----------

Cash at end of period ..............................................   $   184,843    $   454,417
                                                                       ===========    ===========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   During the three months ended March 31, 1999 and 1998, non-cash activities included the following:

                                                         2000           1999
                                                         ----           ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees   $   971,296    $   298,578
Rental income assigned operating lease receivable        421,564        102,108
Principal and interest on non-recourse financing
   paid directly by lessees ......................    (1,392,860)      (400,686)
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========

        Interest expense of $137,383 and $176,948 for the three months ended March 31, 2000 and 1999 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $131,547 and $152,673, respectively, and interest expense on recourse notes payable of $5,836 and $24,275, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2000

                                   (unaudited)

1.    Basis of Presentation

      The consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1999 Annual Report on Form 10-K.

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

3.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2000 and 1999 are as follows:

                                  2000         1999
                                  ----         ----

Management fees                 $25,442      $59,360    Charged to operations

Administrative expense
  reimbursements                  6,826       34,591    Charged to operations
                                -------      -------

Total                           $32,268      $93,951
                                =======      =======

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      The   Partnership  has  an  investment  in  a  joint  venture  with  other partnerships sponsored by the General Partner. (See Note 4 for additional information relating to the joint venture.)

4.    Investment in Joint Venture

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

      Information as to the financial position and results of operations of 1997-A as of and for the quarter ended March 31, 2000 is summarized below:

                                                March 31, 2000

    Assets                                      $   15,925,164
                                                ==============

    Liabilities                                 $   12,532,729
                                                ==============

    Equity                                      $    3,392,435
                                                ==============

    Partnership's share of equity               $      711,628
                                                ==============

                                              Three Months Ended
                                                March 31, 2000

    Net income                                  $       87,132
                                                ==============

    Partnership's share of net income           $       15,517
                                                ==============

    Distributions                               $      115,000
                                                ==============

    Partnership's share of distributions        $       20,480
                                                ==============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                 March 31, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating lease, financings and investment in unconsolidated joint venture, representing 20%, 16%, 58% and 6% of total investments at March 31, 2000, respectively, and 42%, 38%, 14% and 6% of total investments at March 31, 1999, respectively.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

     Revenues for the three months ended March 31, 2000 were $451,153, representing a decrease of $425,918 from 1999. The decrease in revenues resulted primarily from a decrease in gain on sales of equipment of $274,653, a decrease in finance income of $103,890 and a decrease in income from investment in unconsolidated joint venture of $40,669. The decrease in gain on sales of equipment was due to a larger number of leases maturing in 1999, for which the proceeds received were in excess of the remaining carrying value of the equipment. Finance income decreased due to a decrease in the average size of the finance lease portfolio from 1999 to 2000. The decrease in income from investment in unconsolidated joint venture was the result of a decrease in the average size of the finance lease portfolio of its underlying joint venture, ICON Receivables 1997-A.

     Expenses for the three months ended March 31, 2000 were $394,630 representing a decrease of $90,477. The decrease in expenses resulted primarily from a decrease in interest expense of $39,565, a decrease in management fees of $33,918, a decrease in administrative fees of $27,765 and a decrease in amortization of initial direct costs of $5,065. There decreases were partially offset by an increase in general and administrative costs of $21,581 resulting from higher professional fees in 2000. Interest expense decreased due to a decrease in the average debt outstanding from 1999 to 2000. The decrease in management fees, administrative fees and amortization of initial direct costs resulted from a decrease in the average size of the finance lease portfolio from 1999 to 2000.

     Net income for the three months ended March 31, 2000 and 1999 was $56,523 and $391,964, respectively. The net income per weighted average limited partnership unit was $.14 and $.97 for 2000 and 1999, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 2000 and 1999 were net cash provided by operations of $125,097 and $158,511, respectively, and proceeds from sales of equipment of $102,845 and $997,572, respectively. These funds were used to fund cash distributions and to make payments on borrowings. Cash distributions to the limited partners for the three months ended March 31, 2000 and 1999, which were paid monthly, totaled $1,895,726 and $864,753, respectively, of which $55,958 and $388,044 was investment income and $1,839,768 and $476,709 was a return of capital, respectively.

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

     As of March 31, 2000, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

                                ICON CASH FLOW PARTNERS, L.P., SERIES D
                                File No. 33-40044 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.




May 12, 2000                    /s/ Thomas W. Martin
------------                    ------------------------------------------------
    Date                        Thomas W. Martin
                                Executive Vice President
                                (Principal financial and accounting officer of
                                the General Partner of the Registrant)