Form 10-Q
period 2000-06-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 2000-08-14
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                                 June 30, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                            to
                               --------------------------    -------------------

Commission File Number                               0-27902
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                                  June 30,        December 31,
                                                                                    2000              1999
         Assets

Cash                                                                          $        65,965   $      287,481
                                                                              ---------------   --------------

Investment in finance leases
   Minimum rents receivable                                                           749,806        1,243,687
   Estimated unguaranteed residual values                                           1,248,076        1,422,788
   Initial direct costs                                                                 8,203           15,236
   Unearned income                                                                   (147,127)        (225,317)
   Allowance for doubtful accounts                                                   (248,928)        (224,544)
                                                                              ---------------   --------------
                                                                                    1,610,030        2,231,850

Investment in operating lease equipment, at cost                                    8,188,964        8,188,964
Accumulated depreciation                                                           (2,013,509)      (1,702,723)
                                                                              ---------------   --------------
                                                                                    6,175,455        6,486,241

Investment in financings
   Receivables due in installments                                                  2,542,282        2,628,283
   Initial direct costs                                                                   363              395
   Unearned income                                                                   (754,402)        (841,135)
    Allowance for doubtful accounts                                                   (92,097)         (92,097)
                                                                              ---------------   --------------
                                                                                    1,696,146        1,695,446

Investment in joint venture                                                           669,588          716,591
                                                                              ---------------   --------------

Other assets                                                                          348,230          203,723
                                                                              ---------------   --------------

Total assets                                                                  $    10,565,414   $   11,621,332
                                                                              ===============   ==============




                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                                  June 30,        December 31,
                                                                                    2000              1999

         Liabilities and Partners' Equity

Note payable - recourse                                                       $       174,747   $      278,170
Notes payable - non-recourse                                                        6,430,415        5,175,985
Security deposits, deferred credits and other payables                              2,199,410        2,168,177
                                                                              ---------------   --------------
                                                                                    8,804,572        7,622,332

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                                   (326,988)        (304,607)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price)                                            2,087,830        4,303,607
                                                                              ---------------   --------------

Total partners' equity                                                              1,760,842        3,999,000
                                                                              ---------------   --------------

Total liabilities and partners' equity                                        $    10,565,414   $   11,621,332
                                                                              ===============   ==============



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                   For the Three Months                For the Six Months
                                                      Ended June 30,                     Ended June 30,
                                                   2000             1999              2000             1999
                                                   ----             ----              ----             ----

Revenue
   Rental income                            $       306,708   $      294,000    $      642,708   $      642,613
   Finance income                                    77,776          187,705           163,145          376,964
   Gain on sales
     of equipment                                    60,636           65,118            64,312          343,447
   Income from investment in joint venture           17,775            2,948             33,292           59,134
   Interest income and other                          3,100            4,862            13,691            9,546
                                            ---------------   --------------    --------------   --------------

   Total revenues                                   465,995          554,633           917,148        1,431,704
                                            ---------------   --------------    --------------   --------------

Expenses
   Interest                                         168,801          150,492           306,184          327,440
   General and administrative                        87,656           69,751           153,259          113,773
   Management fees - General Partner                 22,090           39,891            47,532           99,251
   Administrative expense reimbursement-
   General Partner                                    5,466           25,118            12,292           59,709
   Amortization of initial direct costs               3,082            7,908             7,065           16,956
   Depreciation                                     155,393          191,892           310,786          353,030
                                            ---------------   --------------    --------------   --------------

   Total expenses                                   442,488          485,052           837,118          970,159
                                            ---------------   --------------    --------------   --------------

Net income                                  $        23,507   $       69,581    $       80,030   $      461,545
                                            ===============   ==============    ==============   ==============

Net income allocable to:
   Limited partners                         $        23,272           68,885    $       79,230   $      456,930
   General Partner                                      235              696               800            4,615
                                            ---------------   --------------    --------------   --------------

                                            $        23,507   $       69,581    $       80,030   $      461,545
                                            ===============   ==============    ==============   ==============
Weighted average number of limited
   partnership units outstanding                    399,118          399,118           399,118          399,118
                                            ===============   ==============    ==============   ==============

Net income per weighted average
   limited partnership unit                 $         0.06    $         0.17    $        0.20    $         1.14
                                            ==============    ==============    =============    ==============



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                               Limited Partner Distributions

                                  Return of    Investment           Limited          General
                                   Capital       Income            Partners          Partner            Total
                               (Per weighted average unit)

Balance at
    December 31, 1998                                          $    5,949,388    $    (288,004)  $    5,661,384

Cash distributions
    to partners                  $   4.13       $   2.04           (2,461,219)         (24,840)      (2,486,059)

Net income                                                            815,438            8,237          823,675
                                                               --------------    -------------   --------------

Balance at
    December 31, 1999                                               4,303,607         (304,607)       3,999,000

Cash distributions
   to partners                   $   5.55       $    .20           (2,295,007)         (23,181)      (2,318,188)

Net income                                                             79,230              800           80,030
                                                               --------------    -------------   --------------

Balance at June 30, 2000                                       $    2,087,830    $    (326,988)  $    1,760,842
                                                               ==============    ==============  ==============

















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                                        2000             1999
                                                                                        ----             ----
Cash flows from operating activities:
   Net income                                                                      $      80,030   $     461,545
                                                                                   -------------   -------------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Interest expense on non-recourse financing paid directly
      to lenders by lessees                                                              294,504         285,591
     Depreciation                                                                        310,786         353,030
     Finance income portion of receivables paid directly to
      lenders by lessees                                                                 (55,518)        (94,328)
     Rental income paid directly to lenders by lessees                                  (348,708)       (204,215)
     Income from investment in unconsolidated joint venture                              (33,292)        (59,134)
     Amortization of initial direct costs                                                  7,065          16,956
     Gain on sales of equipment                                                          (64,312)       (343,447)
     Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables                                   55,440         511,868
     Security deposits, deferred credits and other payables                               31,233        (729,802)
     Distributions from investments in unconsolidated joint ventures                      80,295         212,412
     Investment in unconsolidated joint investments                                            -         (11,279)
     Other assets                                                                       (144,510)              -
     Other                                                                               568,205         (69,089)
                                                                                   -------------   --------------

       Total adjustments                                                                 701,188        (131,437)
                                                                                   -------------   -------------

       Net cash provided by operating activities                                         781,218         330,108
                                                                                   -------------   -------------

     Cash flows from investing activities:
       Proceeds from sales of equipment                                                  164,447       1,386,187
                                                                                   -------------   -------------
        Net cash provided by investing activities                                        164,447       1,386,187
                                                                                   -------------   -------------

     Cash flows from financing activities:
       Cash distributions to partners                                                 (2,318,188)     (1,478,163)
       Proceeds from non-recourse debt                                                 2,967,966               -
       Principal payments on note payable-recourse                                      (103,423)       (429,914)
       Principal payments on non-recourse debt                                        (1,713,536)       (242,808)
                                                                                   -------------   -------------
         Net cash used in financing activities                                        (1,167,181)     (2,150,885)
                                                                                   -------------   -------------

Net decrease in cash                                                                    (221,516)       (434,590)

Cash at beginning of period                                                              287,481         645,739
                                                                                   -------------   -------------

Cash at end of period                                                              $      65,965   $     211,149
                                                                                   =============   =============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

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

3.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2000 and 1999 are as follows:

                                 2000             1999
                                 ----             ----

Management fees             $       47,532  $      99,251  Charged to operations

Administrative expense
  reimbursements                    12,292         59,709  Charged to operations
                            --------------  -------------

Total                       $       59,824  $     158,960
                            ==============  =============

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

      Information as to the financial position and results of operations of 1997-A as of and for the quarter ended June 30, 2000 is summarized below:

                                                June 30, 2000

   Assets                                      $   13,201,639
                                               ==============

   Liabilities                                 $   10,160,355
                                               ==============

   Equity                                      $    3,041,284
                                               ==============

   Partnership's share of equity               $      669,588
                                               ==============

                                              Six Months Ended
                                                June 30, 2000

   Net income                                  $      186,847
                                               ==============

   Partnership's share of net income           $       33,292
                                               ==============

  Distributions                               $      450,866
                                              ==============

  Partnership's share of distributions        $       80,295
                                              ==============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating lease, financings and investment in unconsolidated joint venture, representing 16%, 60%, 17% and 7% of total investments at June 30, 2000, respectively, and 40%, 40%, 14% and 6% of total investments at June 30, 1999, respectively.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

     Revenues for the three months ended June 30, 2000 were $465,995, representing a decrease of $88,638 from 1999. The decrease in revenues resulted primarily from a decrease in finance income of $109,929 and a decrease in net gain on sales of equipment of $4,482. Finance income decreased due to a decrease in the average size of the finance lease portfolio from 1999 to 2000. The decrease in net gain on sales of equipment was due to a decrease in the number of leases maturing for which the proceeds received were in excess of the remaining carrying value of the equipment.

     Expenses for the three months ended June 30, 2000 were $442,488, representing a decrease of $42,564 from 1999. The decrease in expenses resulted primarily from decreases in administrative fees of $19,652, management fees of $17,801, and amortization of initial direct costs of $4,826. The decrease in administrative fees, management fees and amortization of initial direct costs resulted from a decrease in the average size of the finance lease portfolio from 1999 to 2000. These decreases were partially offset by an increase in general and administrative costs of $17,905 resulting from higher professional fees in 2000 and an increase in interest expense which resulted from higher average debt levels in the second quarter 2000.

     Net income for the three months ended June 30, 2000 and 1999 was $23,507 and $69,581 respectively. The net income per weighted average limited partnership unit was $.06 and $.17 for the three months ended June 30, 2000 and 1999, respectively.

Results of Operations for the Six Months Ended June 30, 2000 and 1999

     Revenues for the six months ended June 30, 2000 were $917,148 representing a decrease of $514,556 from 1999. The decrease in revenues resulted primarily from a decrease in gain on sales of equipment of $279,135, a decrease in finance income of $213,819 and a decrease in income from investment in unconsolidated joint venture of $25,842. The decrease in gain on sales of equipment was due to a decrease in the numbers of leases maturing for which the proceeds received were in excess of the remaining carrying value of the equipment. Finance income decreased due to a decrease in the average size of the finance lease portfolio from 1999 to 2000. The decrease in income from investment in unconsolidated joint venture was the result of a decrease in the average size of the finance lease portfolio of its underlying joint venture, ICON Receivables 1997-A.

     Expenses for the six months ended June 30, 2000 were $837,118 representing a decrease of $133,041. The decrease in expenses resulted primarily from decreases in interest expense of $21,256, management fees of $51,719, administrative fees of $47,417 and amortization of initial direct costs of $9,891. These decreases were partially offset by an increase in general and administrative costs of $39,486 resulting from higher professional fees in 2000. Interest expense decreased due to a decrease in the six month average debt outstanding from 1999 to 2000. The decrease in management fees, administrative fees and amortization of initial direct costs resulted from a decrease in the average size of the finance lease portfolio from 1999 to 2000.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

     Net income for the six months ended June 30, 2000 and 1999 was $80,030 and $461,545, respectively. The net income per weighted average limited partnership unit was $.20 and $1.14 for 2000 and 1999, respectively.

Liquidity and Capital Resources

The Partnership's primary sources for funds for the six months ended June 30, 2000 and 1999 were debt refinancing proceeds of $1,151,007 in 2000, net cash provided by operations of $781,218 and $330,108, respectively, and proceeds from sales of equipment of $164,447 and $1,386,187, respectively. These funds were used to fund cash distribution and to make payments on borrowings. Cash distributions to the limited partners for the six months ended June 2000 and 1999, which were paid monthly, totaled $2,295,007 and $1,463,393, respectively.

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

     As of June 30, 2000, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

                                         ICON CASH FLOW PARTNERS, L.P., SERIES D
                                         File No. 33-40044 (Registrant)
                                         By its General Partner,
                                         ICON Capital Corp.




        August 10, 2000                  /s/ Thomas W. Martin
               Date                      Thomas W. Martin
                                         Executive Vice President
                                         (Principal financial and accounting
                                          officer of
                                          the General Partner of the Registrant)