Form 10-Q
period 2000-09-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 2000-11-13
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                         September 30, 2000
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                   September 30,   December 31,
                                                       2000            1999
         Assets

Cash ...........................................   $  1,974,032    $    287,481
                                                   ------------    ------------

Investment in finance leases
   Minimum rents receivable ....................        525,674       1,243,687
   Estimated unguaranteed residual values ......      1,072,585       1,422,788
   Initial direct costs ........................          5,841          15,236
   Unearned income .............................       (117,590)       (225,317)
   Allowance for doubtful accounts .............       (253,928)       (224,544)
                                                   ------------    ------------
                                                      1,232,582       2,231,850

Investment in operating lease equipment, at cost      3,384,869       8,188,964
Accumulated depreciation .......................     (1,171,151)     (1,702,723)
                                                   ------------    ------------
                                                      2,213,718       6,486,241

Investment in financings
   Receivables due in installments .............      2,518,163       2,628,283
   Initial direct costs ........................            363             395
   Unearned income .............................       (710,818)       (841,135)
    Allowance for doubtful accounts ............        (92,097)        (92,097)
                                                   ------------    ------------
                                                      1,715,611       1,695,446

Investment in joint venture ....................        575,689         716,591
                                                   ------------    ------------

Other assets ...................................        134,982         203,723
                                                   ------------    ------------

Total assets ...................................   $  7,846,614    $ 11,621,332
                                                   ============    ============



                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                         September 30,    December 31,
                                                             2000             1999

         Liabilities and Partners' Equity

Note payable - recourse ..............................   $    124,330    $    278,170
Notes payable - non-recourse .........................      3,612,285       5,175,985
Security deposits, deferred credits and other payables      1,723,448       2,168,177
                                                         ------------    ------------
                                                            5,460,063       7,622,332

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................       (320,731)       (304,607)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price) .............      2,707,282       4,303,607
                                                         ------------    ------------

Total partners' equity ...............................      2,386,551       3,999,000
                                                         ------------    ------------

Total liabilities and partners' equity ...............   $  7,846,614    $ 11,621,332
                                                         ============    ============



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                              For the Three Months          For the Nine Months
                                               Ended September 30,          Ended September 30,
                                               2000           1999           2000          1999
                                               ----           ----           ----          ----

Revenue
   Rental income .......................   $   292,528    $   322,000   $   935,236    $   964,613
   Finance income ......................       192,122        102,708       355,267        479,672
   Gain on sales
     of equipment ......................       542,472            622       606,784        344,069
   (Loss) income from investment
     in joint venture ..................       (93,899)        40,994       (60,607)       100,128
   Interest income and other ...........        13,601         24,240        27,292         33,786
                                           -----------    -----------   -----------    -----------

   Total revenues ......................       946,824        490,564     1,863,972      1,922,268
                                           -----------    -----------   -----------    -----------

Expenses
   Interest ............................       133,856        152,719       440,040        480,159
   General and administrative ..........        49,320         53,382       202,579        167,155
   Management fees - General Partner ...          --           45,395        47,532        144,646
   Administrative expense reimbursement-
   General Partner .....................          --           26,867        12,292         86,576
   Amortization of initial direct costs          2,362          6,418         9,427         23,374
   Depreciation ........................       135,577        166,752       446,363        519,782
                                           -----------    -----------   -----------    -----------

   Total expenses ......................       321,115        451,533     1,158,233      1,421,692
                                           -----------    -----------   -----------    -----------

Net income .............................   $   625,709    $    39,031   $   705,739    $   500,576
                                           ===========    ===========   ===========    ===========

Net income allocable to:
   Limited partners ....................   $   619,451         38,641   $   698,682    $   495,570
   General Partner .....................         6,258            390         7,057          5,006
                                           -----------    -----------   -----------    -----------

                                           $   625,709    $    39,031   $   705,739    $   500,576
                                           ===========    ===========   ===========    ===========
Weighted average number of limited
   partnership units outstanding .......       399,118        399,118       399,118        399,118
                                           ===========    ===========   ===========    ===========

Net income per weighted average
   limited partnership unit                 $     1.55    $       .10    $     1.75    $      1.24
                                            ==========    ===========    ==========    ===========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                             Limited Partner Distributions

                               Return of     Investment       Limited        General
                                Capital        Income         Partners       Partner      Total
                             (Per weighted average unit)

Balance at
    December 31, 1998                                       $ 5,949,388    $(288,004)  $ 5,661,384

Cash distributions
    to partners                  $4.13          $2.04        (2,461,219)     (24,840)   (2,486,059)

Net income                                                      815,438        8,237       823,675
                                                            -----------    ---------   -----------

Balance at
    December 31, 1999                                         4,303,607     (304,607)    3,999,000

Cash distributions
   to partners                   $4.00          $1.75        (2,295,007)     (23,181)   (2,318,188)

Net income                                                      698,682        7,057       705,739
                                                            -----------    ---------   -----------

Balance at
  September 30, 2000                                        $ 2,707,282    $(320,731)  $ 2,386,551
                                                            ===========    =========   ===========









See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                          2000           1999
                                                                          ----           ----
Cash flows from operating activities:
   Net income .....................................................   $   705,739    $   500,576
                                                                      -----------    -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Interest expense on non-recourse financing paid directly
      to lenders by lessees .......................................       424,777        401,343
    Depreciation ..................................................       446,363        519,782
    Finance income portion of receivables paid directly to
      lenders by lessees ..........................................       (76,510)      (133,747)
    Rental income paid directly to lenders by lessees .............      (494,236)      (308,073)
    Loss (income) from investment in unconsolidated joint venture .        60,607       (100,128)
    Amortization of initial direct costs ..........................         9,427         23,374
    Gain on sales of equipment ....................................      (606,784)      (344,069)
    Changes in operating assets and liabilities:
    Collection of principal - non-financed receivables ............       666,515        429,648
    Accounts receivable from General Partner and affiliates .......          --           20,122
    Accounts payable from General Partner and affiliates, net .....          --           20,779
    Accounts payable - equipment ..................................          --          986,088
    Security deposits, deferred credits and other payables ........      (444,729)      (835,016)
    Distributions from investments in unconsolidated joint ventures        80,295        288,782
    Investment in unconsolidated joint investments ................          --          (29,781)
    Other assets ..................................................        68,741
    Other .........................................................       182,967       (250,596)
                                                                      -----------    -----------

       Total adjustments ..........................................       317,433        688,508
                                                                      -----------    -----------

     Net cash provided by operating activities ....................     1,023,172      1,189,084
                                                                      -----------    -----------

Cash flows from investing activities:
   Equipment refurbishment ........................................          --       (1,265,157)
   Proceeds from sales of equipment ...............................     4,699,107      3,814,550
                                                                      -----------    -----------

     Net cash provided by investing activities ....................     4,699,107      2,549,393
                                                                      -----------    -----------


                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                         2000           1999
                                                         ----           ----

Cash flows from financing activities:
   Cash distributions to partners ................    (2,318,188)    (2,082,880)
   Proceeds from non-recourse debt ...............     2,967,966      1,998,154
   Principal payments on note payable-recourse ...      (153,840)      (510,335)
   Principal payments on note payable non-recourse
     securitized debt - NECC .....................       (58,146)      (350,159)
   Principal payments on non-recourse debt .......    (4,473,520)    (1,975,000)
                                                     -----------    -----------

     Net cash used in financing activities .......    (4,035,728)    (2,920,220)
                                                     -----------    -----------

Net increase in cash .............................     1,686,551        818,257

Cash at beginning of period ......................       287,481        645,739
                                                     -----------    -----------

Cash at end of period ............................   $ 1,974,032    $ 1,463,996
                                                     ===========    ===========
























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2000

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

3.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2000 and 1999 are as follows:

                             2000          1999
                             ----          ----

Management fees            $ 47,532      $144,646       Charged to operations

Administrative expense
  reimbursements             12,292        86,576       Charged to operations
                           --------      --------

Total                      $ 59,824      $231,222
                           ========      ========

      The General Partner waived all future management fees and administrative expense reimbursements payable by the Partnership commencing July 1, 2000.

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

      Information as to the financial position and results of operations of 1997-A as of and for the quarter ended September 30, 2000 is summarized below:

                                               September 30, 2000

     Assets                                      $   10,906,111
                                                 ==============

     Liabilities                                 $    8,391,993
                                                 ==============

     Equity                                      $    2,514,118
                                                 ==============

     Partnership's share of equity               $      575,689
                                                 ==============

                                                Nine Months Ended
                                               September 30, 2000

     Net (loss)                                  $     (340,318)
                                                 ==============

     Partnership's share of net (loss)           $      (60,607)
                                                 ==============

     Distributions                               $      450,866
                                                 ==============

     Partnership's share of distributions        $       80,295
                                                 ==============

      1997-A recorded a provision for bad debt of $500,000 during the three month period ended September 30, 2000.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating lease, financings and investment in unconsolidated joint venture, representing 21%, 38%, 30% and 11% of total investments at September 30, 2000, respectively, and 24%, 54%, 15% and 7% of total investments at September 30, 1999, respectively.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

     Revenues for the three months ended September 30, 2000 were $946,824, representing an increase of $456,260 from 1999. The increase in revenues resulted from an increase in gain on sales of equipment of $541,850 and an increase in finance income of $89,414. The increase was partially offset by a loss from investments in joint venture of $93,899 in 2000 versus income in 1999 of $40,994 and a decrease in rental income of $29,472. Gain on sales of equipment increased due to the sale of a DHC-8 aircraft in the 2000 period. Finance income increased due to a higher level of renewal rents received in the 2000 period. The loss from investment in joint venture in 2000 resulted primarily from a provision for bad debt of $500,000 being recorded in the third quarter of 2000 by the underlying joint venture, ICON Receivables 1997-A L.L.C. ("1997-A"). There was no provision for bad debt recorded in the 1999 third quarter. Rental income decreased due to the sale of the DHC-8 aircraft during the third quarter of 2000.

     Expenses for the three months ended September 30, 2000 were $321,115, representing a decrease of $130,418 from 1999. The decrease in expenses resulted primarily from decreases in management fees of $45,395, administrative expense reimbursement - General Partner of $26,867, depreciation of $31,175, and interest expense of $18,863. The decreases in management fee expense and administrative expense reimbursements resulted from the General Partner waiving its right to receive future management fees and expense reimbursements commencing July 1, 2000. Depreciation expense decreased due to sale of the DHC-8 aircraft in the third quarter of 2000. Interest expense decreased as a result of a lower three month average outstanding debt balance in 2000 as compared to 1999.

     Net income for the three months ended September 30, 2000 and 1999 was $625,709 and $39,031, respectively. The net income per weighted average limited partnership unit was $1.55 and $.10 for 2000 and 1999, respectively.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

     Revenues for the nine months ended September 30, 2000 were $1,863,972, representing a decrease of $58,296 from 1999. The decrease in revenues resulted primarily from a decrease in income from investments in joint ventures of $160,735 and a decrease in finance income of $124,405. The decrease was partially offset by an increase in gain on sales of equipment of $262,715, which increased due to the sale of a DHC-8 aircraft in the third quarter of 2000. Income from investment in joint venture decreased primarily due to the $500,000 provision for bad debt being recorded by 1997-A in the third quarter of 2000 with no provision for bad debt being recorded in 1999. Finance income decreased due to a decrease in the average size of the finance lease portfolio in 2000 compared to 1999.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

     Expenses for the nine months ended September 30, 2000 were $1,158,233 representing a decrease of $263,459 from 1999. The decrease in expenses resulted primarily from decreases in management fees of $97,114, depreciation of $73,419, administrative expense reimbursement - General Partner of $74,284, and interest of $40,119. These decreases were partially offset by an increase in general and administrative expenses of $35,424. The decreases in management fee expense and administrative expense reimbursements resulted from the General Partner waiving its right to receive future management fees and expense reimbursements commencing July 1, 2000 and a decrease in the average size of the finance lease portfolio from 1999 to 2000. Depreciation expense decreased due to the sale of the DHC-8 aircraft in the third quarter of 2000. Interest expense decreased as a result of a lower nine month average outstanding debt balance in 2000 as compared to 1999. General and administrative expenses increased as a result of higher professional fees in the first half of 2000 as compared to the first half of 1999.

     Net income for the nine months ended September 30, 2000 and 1999 was $705,739 and $500,576, respectively. The net income per weighted average limited partnership unit was $1.75 and $1.24 for 2000 and 1999, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources for funds for the nine months ended September 30, 2000 and 1999 were net cash provided by sales of equipment of $4,699,107 and $3,814,550 and cash provided by operations of $1,023,172 and $1,189,084, respectively. These funds were used to fund cash distributions and to make payments on borrowings. Cash distributions to the limited partners for the nine months ended September 30, 2000 and 1999 totaled $2,295,007 and $2,062,072, respectively. The Partnership made a cash distribution on October 1, 2000 of $1,814,175 representing proceeds from the sale of the DHC-8 aircraft and cash generated from operations.

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

     As of September 30, 2000, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

                                  ICON CASH FLOW PARTNERS, L.P., SERIES D
                                  File No. 33-40044 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.



November 10, 2000                 /s/ Thomas W. Martin
-----------------                 ----------------------------------------------
      Date                        Thomas W. Martin
                                  Executive Vice President
                                  (Principal financial and accounting officer of
                                  the General Partner of the Registrant)