Form 10-K
period 2000-12-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 2001-03-30
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 2000
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the transition period from _____________________ to ________________________

Commission File Number                         33-40044
                        --------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series D
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   13-3602979
------------------------------------      --------------------------------------
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

                                                                 [X] Yes [ ] No

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2000

                                TABLE OF CONTENTS

Item                                                                       Page

PART I

1.  Business                                                                3-4

2.  Properties                                                                4

3.  Legal Proceedings                                                         5

4.  Submission of Matters to a Vote of Security Holders                       5

PART II

5.  Market for the Registrant's Securities and Related
    Security Holder Matters                                                   5

6.  Selected Consolidated Financial and Operating Data                        6

7.  General Partner's Discussion and Analysis of Financial
    Condition and Results of Operations                                     7-9

8.  Consolidated Financial Statements and Supplementary Data              12-28

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                      29

PART III

10. Directors and Executive Officers of the Registrant's
    General Partner                                                       29-30

11. Executive Compensation                                                   31

12. Security Ownership of Certain Beneficial Owners
    and Management                                                           31

13. Certain Relationships and Related Transactions                           31

PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K          32

SIGNATURES                                                                   33

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2000

PART I

Item 1.  Business
         --------
General Development of Business

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed in February 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, September 13, 1991, with the admission of 26,905.59 limited partnership units. Between September 14, 1991 and December 31, 1991, 121,932.48 additional units were admitted. Between January 1, 1992 and June 5, 1992 (the final closing date), 251,161.93 additional units were admitted bringing the final admission to 400,000 units totaling $40,000,000 in capital contributions. From 1994 through 1997, the Partnership redeemed 882 limited partnership units leaving 399,118 units outstanding up to December 31, 2000. The sole general partner is ICON Capital Corp. (the "General Partner").

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

Segment Information

     The Partnership has only one operating segment: the business of acquiring equipment subject to leases with companies that the Partnership believes to be creditworthy..

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

                                December 31, 2000

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 2000 and 1999, the Partnership did not finance or purchase any new equipment. A summary of the portfolio equipment cost by category held at December 31, 2000 and 1999 is as follows:

                                       December 31, 2000              December 31, 1999
                                       -----------------              -----------------

Category                               Cost         Percent          Cost        Percent

Manufacturing & production         $ 4,907,608       37.8%       $ 5,113,726       27.0%
Aircraft                             3,384,869       26.1          8,188,964       43.2
Computer systems                     3,133,709       24.2          3,289,663       17.4
Restaurant equipment                   691,350        5.3          1,309,350        6.9
Office furniture & fixtures            510,560        3.9            539,834        2.9
Medical                                 81,873         .6            126,890        0.7
Printing                                50,151         .4             87,342        0.5
Telecommunications                      42,364         .3             59,715        0.3
Retail systems                          39,594         .3             39,594        0.2
Miscellaneous                          126,950        1.1            177,471        0.9
                                   -----------      -----        -----------      -----
                                   $12,969,028      100.0%       $18,932,549      100.0%
                                   ===========      =====        ===========      =====

     The Partnership has one lease which represents greater than 10% of the total portfolio equipment cost at December 31, 2000. The underlying equipment is a DeHavilland DHC-8-102 aircraft and the total equipment cost represented 26.1% of the total portfolio equipment cost at December 31, 2000.

Item 2.  Properties
         ----------
     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 3.  Legal Proceedings
         -----------------

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters
         -----------------------------------------------------------------------

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                        Number of Equity Security Holders
        Title of Class                          as of December 31,
        --------------                  ---------------------------------

                                             2000               1999
                                             ----               ----
        Limited partners                    3,105              3,060
        General Partner                         1                  1

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 6.  Selected Consolidated Financial and Operating Data

                                                       Years Ended December 31,
                           -------------------------------------------------------------------------
                               2000            1999            1998            1997          1996
                               ----            ----            ----            ----          ----

Total revenues             $  2,200,367   $   2,658,007   $   2,796,813   $   3,537,411   $6,011,140
                           ============   =============   =============   =============   ==========

Net income                 $    820,615   $     823,675   $     688,361   $     676,730   $2,540,333
                           ============   =============   =============   =============   ==========

Net income allocable
  to limited partners      $    812,409   $     815,438   $     681,477   $     669,963   $2,514,930
                           ============   =============   =============   =============   ==========

Net income allocable
  to the General Partner   $      8,206   $       8,237   $       6,884   $       6,767   $   25,403
                           ============   =============   =============   =============   ==========

Weighted average
  limited partnership
  units outstanding             399,118         399,118         399,118         399,138      399,179
                           ============   =============   =============   =============   ==========

Net income per
  weighted average
  limited partnership
  unit                     $       2.04   $        2.04   $        1.71   $        1.68   $     6.30
                           ============   =============   =============   =============   ==========

Distributions to
  limited partners         $  4,091,082   $   2,461,219   $   4,074,331   $   7,882,867   $5,588,508
                           ============   =============   =============   =============   ==========

Distributions to the
  General Partner          $     41,323   $      24,840   $      41,155   $      79,648   $   56,450
                           ============   =============   =============   =============   ==========

                                                           December 31,
                           --------------------------------------------------------------------------

                               2000           1999            1998            1997           1996
                               ----           ----            ----            ----           ----

Total assets               $ 5,381,699   $  11,621,332   $  16,619,860   $  22,999,478   $ 34,263,140
                           ===========   =============   =============   =============   ============

Partners' equity           $   687,210   $   3,999,000   $   5,661,384   $   9,088,509   $ 16,374,660
                           ===========   =============   =============   =============   ============

     The above selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, investment in operating lease equipment, investment in financings and an investment in a joint venture representing 15%, 41%, 34% and 10% of total investments at December 31, 2000, respectively, and 20%, 58%, 15% and 7% of total investments at December 31, 1999, respectively.

Results of Operations

Years Ended December 31, 2000 and 1999

     For the years ended December 31, 2000 and 1999, the Partnership did not finance or purchase any new equipment.

     Revenues for the year ended December 31, 2000 were $2,200,367 representing a decrease of $457,640 from 1999. The decrease in revenues resulted primarily from a decrease in finance income of $363,724, a decrease in rental income of $218,377, a loss from equity investment in joint venture of $117,866 in 2000 versus income in 1999 of $19,410 and an increase in gain on sales of equipment of $252,360. Finance income decreased due to a decrease in the average size of the portfolio from 2000 to 1999. Rental income decreased due to the sale of a DHC-8 aircraft in the third quarter of 2000. The loss from investment in joint venture resulted primarily from a provision for bad debt of $850,000 being recorded in 2000 by an underlying joint venture, ICON Receivables 1997-A LLC, with no provision for bad debt being recorded in 1999. The increase in gain on sales of equipment resulted from the sale of the DHC-8 aircraft in the third quarter of 2000, which resulted in a gain of $708,500.

     Expenses for the year ended December 31, 2000 were $1,379,752 representing a decrease of $454,580 from 1999. The decrease in expenses resulted primarily from decreases in management fees of $145,485, administrative expense reimbursements of $101,256, depreciation of $139,876, and interest expense of $75,855. These decreases were partially offset by an increase in general and administrative of $25,132. The decrease in management fees and administrative expense reimbursements resulted from the General Partner waiving its right to receive management fees and administrative expense reimbursements commencing July 1, 2000. The decrease in depreciation resulted from the sale of a DHC-8 aircraft in the third quarter of 2000. Interest expense decreased as a result of a decrease in average debt outstanding from 1999 to 2000. General and administrative expenses increased as a result of higher professional fees in 2000 compared to 1999.

     Net income for the year ended December 31, 2000 and 1999 was $820,615 and $823,675, respectively. The net income per weighted average limited partnership unit was $2.04 for both 2000 and 1999, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2000

Years Ended December 31, 1999 and 1998

     For the years ended December 31, 1999 and 1998, the Partnership did not finance or purchase any new equipment. During 1999, the Partnership expended $1,369,714 on equipment refurbishment.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2000

     The Partnership's primary sources of funds in 2000, 1999 and 1998 were net cash provided by operations of $66,348, $584,985 and $3,315,260, respectively, and proceeds from sales of equipment of $4,699,107, $3,946,052 and $1,394,199, respectively, and proceeds from non-recourse notes payable of $2,967,966, $0 and $750,000, respectively. These funds were used to fund cash distributions and make payments on borrowings.

     The Partnership's notes payable at December 31, 2000 totaled $3,484,212 and consisted of $3,411,495 in non-recourse notes and a full recourse note payable of $72,717.

     Cash distributions to the limited partners in 2000, 1999 and 1998 totaled $4,091,082, $2,461,219 and $4,074,331, respectively, of which $812,409,
$815,438,  and $681,477 was  investment  income and  $3,278,673,  $1,645,781 and
$3,392,854 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners in 2000, 1999 and 1998 was 10.25%, 6.17% and 10.21%, respectively.

     As of December 31, 2000, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates. The Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2000



Item 8.  Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

                   Index to Consolidated Financial Statements

                                                                   Page Number

Independent Auditors' Report                                            12

Consolidated Balance Sheets as of December 31, 2000 and 1999         13-14

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998                                      15

Consolidated Statements of Changes in Partners' Equity for the
  Years Ended December 31, 2000, 1999 and 1998                          16

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                   17-19

Notes to Consolidated Financial Statements                           20-28

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series D:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series D (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series D as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                         /s/ KPMG LLP
                                         ---------------------------------------
                                         KPMG LLP


March 28, 2001
New York, New York

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                               2000           1999
                                                               ----           ----
       Assets

Cash                                                      $    152,578    $    287,481
                                                          ------------    ------------

Investment in finance leases
   Minimum rents receivable                                    345,531       1,243,687
   Estimated unguaranteed residual values                      772,389       1,422,788
   Initial direct costs                                          4,157          15,236
   Unearned income                                             (92,763)       (225,317)
   Allowance for doubtful accounts                            (256,928)       (224,544)
                                                          ------------    ------------
                                                               772,386       2,231,850
                                                          ------------    ------------

Investment in operating lease equipment, at cost             3,384,869       8,188,964
Accumulated depreciation                                    (1,267,097)     (1,702,723)
                                                          ------------    ------------
                                                             2,117,772       6,486,241

Investment in financings
   Receivables due in installments                           2,484,219       2,628,283
   Initial direct costs                                            308             395
   Unearned income                                            (666,947)       (841,135)
   Allowance for doubtful accounts                             (92,097)        (92,097)
                                                          ------------    ------------
                                                             1,725,483       1,695,446
                                                          ------------    ------------

Investment in joint venture                                    518,430         716,591
                                                          ------------    ------------

Accounts receivable from General Partner and affiliates           --             9,183
                                                          ------------    ------------

Other assets                                                    95,050         194,540
                                                          ------------    ------------

Total assets                                              $  5,381,699    $ 11,621,332
                                                          ============    ============










                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                  December 31,


                                                              2000            1999
                                                              ----            ----

Liabilities and Partners' Equity

Note payable - recourse                                  $     72,717    $    278,170
Note payable - non-recourse - secured financing                  --            58,146
Notes payable - non-recourse                                3,411,495       5,117,839
Security deposits, deferred credits and other payables      1,210,277       2,168,177
                                                         ------------    ------------
                                                            4,694,489       7,622,332
                                                         ------------    ------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                           (337,724)       (304,607)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price)                    1,024,934       4,303,607
                                                         ------------    ------------

Total partners' equity                                        687,210       3,999,000
                                                         ------------    ------------

Total liabilities and partners' equity                   $  5,381,699    $ 11,621,332
                                                         ============    ============



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,


                                                     2000           1999          1998
                                                     ----           ----          ----

Revenues

   Rental income                                 $ 1,082,236    $ 1,300,613   $ 1,329,387
   Finance income                                    577,815        941,539     1,069,246
   (Loss) income from investment
     in joint venture                               (117,866)        19,410       187,165
   Gains on sales of equipment                       606,784        354,424       183,820
   Interest income and other                          51,398         42,021        27,195
                                                 -----------    -----------   -----------

   Total revenues                                  2,200,367      2,658,007     2,796,813
                                                 -----------    -----------   -----------

Expenses

   Interest                                          527,065        602,920       782,539
   Depreciation                                      542,309        682,185       664,121
   General and administrative                        239,388        214,256       268,346
   Management fees - General Partner                  47,532        193,017       397,171
   Administrative expense reimbursements
     - General Partner                                12,292        113,548       218,158
   Amortization of initial direct costs               11,166         28,406       178,117
   Reversal of provision for doubtful accounts          --             --        (400,000)
                                                 -----------    -----------   -----------

   Total expenses                                  1,379,752      1,834,332     2,108,452
                                                 -----------    -----------   -----------

Net income                                       $   820,615    $   823,675   $   688,361
                                                 ===========    ===========   ===========

Net income allocable to:
   Limited partners                                  812,409        815,438       681,477
   General Partner                                     8,206          8,237         6,884
                                                 -----------    -----------   -----------

                                                 $   820,615    $   823,675   $   688,361
                                                 ===========    ===========   ===========

Weighted average number of limited
   partnership units outstanding                     399,118        399,118       399,118
                                                 ===========    ===========   ===========

Net income per weighted average
   limited partnership unit                      $      2.04    $      2.04   $      1.71
                                                 ===========    ===========   ===========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity
              For the Years Ended December 31, 2000, 1999 and 1998

                    Limited Partner Distributions

                        Return of  Investment         Limited        General
                         Capital     Income           Partners       Partner      Total
                         -------     ------           --------       -------      -----
                    (Per weighted average unit)

Balance at
   December 31, 1997                                $  9,342,242  $  (253,733) $  9,088,509

Cash distributions
   to partners           $ 8.50       $ 1.71          (4,074,331)     (41,155)   (4,115,486)

Net income                                               681,477        6,884       688,361
                                                    ------------  -----------  ------------

Balance at
   December 31, 1998                                   5,949,388     (288,004)    5,661,384

Cash distributions
   to partners           $ 4.13       $ 2.04          (2,461,219)     (24,840)   (2,486,059)

Net income                                               815,438        8,237       823,675
                                                    ------------  -----------  ------------

Balance at
   December 31, 1999                                   4,303,607     (304,607)    3,999,000

Cash distributions
   to partners           $ 8.21       $ 2.04          (4,091,082)     (41,323)   (4,132,405)

Net income                                               812,409        8,206       820,615
                                                    ------------  -----------  ------------

Balance at
   December 31, 2000                                $  1,024,934  $  (337,724) $    687,210
                                                    ============  ===========  ============




See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                         2000           1999          1998
                                                         ----           ----          ----
Cash flows provided by operating activities:
  Net income                                         $   820,615    $   823,675    $   688,361
                                                     -----------    -----------    -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Finance income portion of receivables paid
      directly to lenders by lessees                     (93,426       (168,261)      (362,177)
    Rental income paid directly to lenders
      by lessee                                       (1,002,474)      (620,426)      (330,880)
    Amortization of initial direct costs                  11,166         28,406        178,117
    Gains on sales of equipment                         (606,784)      (354,424)      (183,820)
    Interest expense on non-recourse financing
      paid directly by lessees                           515,098        472,953        581,922
    Interest expense accrued on non-recourse
      securitized debt                                      --             --            1,455
    Depreciation                                         542,309        682,185        664,121
    Reversal of provision for doubtful accounts             --             --         (400,000)
    Loss (income) from investment in joint venture       117,866        (19,410)      (187,165)
    Changes in operating assets and liabilities:
      Collection of principal -
        non-financed receivables                         421,032        542,524      1,467,879
      Distributions from joint venture                    80,295        386,657        412,671
      Allowance for doubtful accounts                    (32,384)        70,575       (237,275)
      Investment in joint venture                           --          (52,616)       (49,780)
      Accounts receivable from General Partner
        and affiliates, net                                9,183         10,939       (164,151)
      Security deposits, deferred credits
        and other payables                              (957,900)    (1,188,748)     1,147,809
      Other assets                                        99,490           --             --
      Other                                              142,262        (29,044)        88,173
                                                     -----------    -----------    -----------

        Total adjustments                               (754,267)      (238,690)     2,626,899
                                                     -----------    -----------    -----------

      Net cash provided by operating activities           66,348        584,985      3,315,260
                                                     -----------    -----------    -----------

Cash flows from investing activities:
  Proceeds from sales of equipment                     4,699,107      3,946,052      1,394,199
  Refurbishment of operating equipment                      --       (1,369,714)          --
                                                     -----------    -----------    -----------

      Net cash provided by investing activities        4,699,107      2,576,338      1,394,199
                                                     -----------    -----------    -----------



                                                       (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Years Ended December 31,

                                                      2000          1999          1998
                                                      ----          ----          ----

Cash flows from financing activities:
  Cash distributions to partners                  (4,132,405)    (2,486,059)    (4,115,486)
  Proceeds from notes payable - non-recourse       2,967,966           --          750,000
  Principal payments on note payable                (205,453)      (592,631)    (1,156,338)
  Principal payments on non-recourse - secured
    financing                                        (58,146)      (440,891)      (696,274)
  Principal payments on non-recourse debt         (3,472,320)          --             --
                                                                -----------    -----------

      Net cash used in financing activities       (4,900,358)    (3,519,581)    (5,218,098)
                                                 -----------    -----------    -----------

Net decrease in cash                                (134,903)      (358,258)      (508,639)

Cash at beginning of year                            287,481        645,739      1,154,378
                                                 -----------    -----------    -----------

Cash at end of year                              $   152,578    $   287,481    $   645,739
                                                 ===========    ===========    ===========



















Note: Equipment purchased in 1999 represented an upgrade to an existing lease investment.

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     Interest expense of $527,065, $602,920 and $782,539 for the years ended December 31, 2000, 1999 and 1998 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $515,098, $472,953 and $581,922, respectively, and other interest of $11,967, $129,967 and $200,617, respectively.

    During the years ended December 31, 2000, 1999 and 1998, non-cash activities included the following:

                                                        2000          1999            1998
                                                        ----          ----            ----
Principal and interest on finance receivables
    paid directly to lender by lessees              $   714,614    $   971,296    $ 2,971,276
Rental income assigned operating lease receivable     1,002,474        620,426        330,880
Principal and interest on non-recourse financing
    paid directly by lessees                         (1,717,088)    (1,591,722)    (3,302,156)

Decrease in investments in finance leases and
  financings due to contribution in joint venture          --          (51,876)          --
Increase in equity investment in joint venture             --           51,876           --
                                                    -----------    -----------    -----------
                                                    $      --      $      --      $      --
                                                    ===========    ===========    ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.  Organization

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed on February 21, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on August 23, 1991 and by its final closing on June 5, 1992, 400,000 units had been admitted into the Partnership with aggregate gross proceeds of $40,000,000. From 1994 through 2000, the Partnership redeemed 882 limited partnership units leaving 399,118 limited partnership units outstanding at December 31, 2000.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2000 and 1999 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value and (iii) fair value information concerning certain recourse and non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

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

     Impairment of Estimated Residual Values - The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

     New Accounting Pronouncement - Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 did not have any effect on the Partnership's financial position or results of operations.

3.  Investment in Joint Venture

     The Partnership and affiliates formed a joint venture for the purpose of acquiring and managing various assets.

    ICON Receivables 1997-A L.L.C.

     In March 1997 the Partnership, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven received a 17.81%, 31.19%, 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. The Partnership's contributions amounted to $4,805,767 in assigned leases and $125,000 of cash in 1997, $49,780 of cash in 1998 and $52,616 of cash and
$51,876 in assigned leases in 1999. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

    Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2000 and 1999 is summarized below:

                                    December 31, 2000   December 31, 1999

Assets                               $   9,002,519       $  17,967,471
                                     =============       =============

Liabilities                          $   6,848,927       $  14,701,353
                                     =============       =============

Equity                               $   2,153,592       $   3,266,388
                                     =============       =============

Partnership's share of equity        $     518,430       $     716,591
                                     =============       =============

                                        Year Ended         Year Ended
                                     December 31, 2000  December 31, 1999

Net (loss) income                    $    (661,929)      $     108,923
                                     =============       =============

Partnership's share of net
  (loss) income                      $    (117,866)      $      19,410
                                     =============       =============

Distributions to partners            $     450,867       $   2,171,133
                                     =============       =============

Partnership's share of distributions $      80,295       $     386,657
                                     =============       =============

4.  Receivables Due in Installments

    Non-cancelable minimum annual amounts due on finance leases and financings as of December 31, 2000 are as follows:

                          Finance
        Year              Leases            Financings              Total

        2001           $  202,290           $  129,737           $  332,027
        2002               42,288               90,483              132,771
        2003              100,953               87,720              188,673
        2004                 --              2,176,279            2,176,279
                       ----------           ----------           ----------
                       $  345,531           $2,484,219           $2,829,750
                       ==========           ==========           ==========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.  Investment in Operating Lease

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft and leased them to U.S. Airways, Inc ("U.S. Air"). The purchase price totaled $6,819,250 and was funded with $3,619,250 of cash and $3,200,000 in non-recourse debt. In August 1999 one plane was re-leased to Wideroe's Flyveselskap ASA, a Norwegian air carrier for a term of four years under a lease which required the aircraft to be refurbished at a cost of $1,369,714. In November 1999 the Partnership extended the U.S. Air lease for a term of four years. In September 2000 the Partnership sold the Wideroe aircraft resulting in proceeds of $4,534,390 and a gain of $708,500.

     The investment in operating leases at December 31, 2000, 1999 and 1998 consisted of the following:

                                                  2000           1999           1998
                                                  ----           ----           ----

Equipment cost, beginning of year             $ 8,188,694    $ 6,819,250    $ 6,819,250
Refurbishment of operating equipment                 --        1,369,714           --
Equipment sales                                (4,803,825)          --             --
                                              -----------    -----------    -----------

Equipment cost, end of year                     3,384,869      8,188,964      6,819,250
                                              -----------    -----------    -----------

Accumulated depreciation, beginning of year    (1,702,723)    (1,020,538)      (356,417)
Depreciation                                     (542,309)      (682,185)      (664,121)
Accumulated depreciation on equipment sold        977,935           --             --
                                              -----------    -----------    -----------

Accumulated depreciation, end of year          (1,267,097)    (1,702,723)    (1,020,538)
                                              -----------    -----------    -----------

Investment in operating leases, end of year   $ 2,117,772    $ 6,486,241    $ 5,798,712
                                              ===========    ===========    ===========


                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.  Allowance for Doubtful Accounts

    The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                         Finance
                                         Leases       Financings        Total

Balance at December 31, 1997          $   568,285    $   456,206    $ 1,024,491

    Accounts written-off                 (209,007)       (47,034)      (256,041)
    Recovery on accounts previously
      written-off                          18,766           --           18,766
    Reversal of provision for
      doubtful accounts                  (131,594)      (268,406)      (400,000)
                                      -----------    -----------    -----------

Balance at December 31, 1998              246,450        140,766        387,216

    Accounts written-off                  (79,889)       (48,669)      (128,558)
    Recovery on accounts previously
      written-off                          57,983           --           57,983
                                      -----------    -----------    -----------

Balance at December 31, 1999              224,544         92,097        316,641

    Recovery on accounts previously
      written-off                          32,384           --           32,384
                                      -----------    -----------    -----------

Balance at December 31, 2000          $   256,928    $    92,097    $   349,025
                                      ===========    ===========    ===========

7.  Notes Payable

     In May 1997 the Partnership borrowed $2,700,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership payments and collateral for a specified group of leases and financing transactions. The note bears interest at 9.25% and is payable in monthly installments. In addition, the loan agreement contains restrictive covenants which include the maintenance of minimum tangible net worth and of certain financial ratios. The Partnership was in compliance with the related covenants at December 31, 2000. The Partnership had $72,717 outstanding relating to this note payable at December 31, 2000.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In December 1995 the Partnership borrowed $4,148,838 by pledging lease receivables and granting a security interest in the underlying equipment and receivables relating to a specified group of leases and financing transactions. The loan (described herein as notes payable - non-recourse - secured financing) bore interest at a fixed rate of 8.02%, and was payable from receivable proceeds from the portfolio that had secured it. The Partnership retired the remaining note balance in 2000.

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

     In August 1999 the Partnership refinanced $2,000,000 of the Transamerica debt with a new lender, Christiania Bank of Norway ("Christiania"), and borrowed an additional $1,000,000 from Christiania. The maturity date of this $3,000,000 borrowing from Christiania was November 2003. The Partnership negotiated a fixed rate of 9.6% on this debt in October 1999. This debt was collateralized by the lease with Wideroe Flyveselskap ASA and the underlying equipment. In September 2000 the Partnership retired the remaining Christiana debt outstanding of $2,504,354 with the proceeds of sale of the equipment to Wideroe Flyveselskap ASA (see Note 5).

     The remaining debt with Transamerica is collateralized by the other aircraft lease with U.S. Air and the underlying equipment. In the first quarter of 2000, the Partnership refinanced the remaining debt outstanding and borrowed an additional $2,000,000. This debt carries an interest rate of 11% and has a maturity date of November 2003.

    Notes bear interest at rates ranging from 5.2% to 12% and mature as follows:

                               Transamerica         Other
                               Notes Payable    Notes Payable
               Note Payable    Non-Recourse     Non-Recourse         Total
               ------------    ------------     ------------         -----

    2001       $   72,717       $  306,123       $  581,446       $  960,286
    2002             --            341,547          129,999          471,546
    2003             --          2,052,380             --          2,052,380
                                ----------       ----------       ----------

               $   72,717       $2,700,050       $  711,445       $3,484,212
               ==========       ==========       ==========       ==========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

8.  Related Party Transactions

    Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                  Charged to
                                                                  Operations

Management fees                                                  $   397,171
Administrative expense reimbursements                                218,158
                                                                 -----------
Year ended December 31, 1998                                     $   615,329
                                                                 ===========

Management fees                                                  $   193,017
Administrative expense reimbursements                                113,548
                                                                 -----------
Year ended December 31, 1999                                     $   306,565
                                                                 ===========

Management fees                                                  $    47,532
Administrative expense reimbursements                                 12,292
                                                                 -----------
Year ended December 31, 2000                                     $    59,824
                                                                 ===========

     The Partnership has an investment in one non-consolidated joint venture with other Partnerships sponsored by the General Partner (See Note 3 for additional information relating to the joint venture).

9.  Security Deposits, Deferred Credits and Other Payables

     Security deposits, deferred credits and other payables at December 31, 2000 and December 31, 1999 include $846,057 and $408,912, respectively, of proceeds received on residuals which will be applied upon final remarketing of the related equipment.

10. Subsidiary

     In December 1994 the Partnership formed a wholly owned subsidiary, ICON D Corp., a Massachusetts corporation, formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed for personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON D Corp, a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON D Corp. As of December 31, 2000, there was no federal tax liability for ICON D Corp.

11. Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with third parties based on specified formulas. For the years ended December 31, 2000, 1999 and 1998, the Partnership paid $0, $152,739 and $116,400, respectively, to third parties as their share of the proceeds.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

12. Tax Information (Unaudited)

     The following reconciles net income for financial reporting purposes to income (loss) for federal income tax purposes for the years ended December 31:

                                          2000            1999           1998
                                          ----            ----           ----

Net income per financial statements    $   820,615    $   823,675    $   688,361

Differences due to:
  Direct finance leases                    449,184      1,315,734      3,337,161
  Depreciation and amortization         (1,062,527)    (2,020,504)    (3,431,801)
  Provision for losses                     (29,384)       (70,575)       162,724
  Loss on sale of equipment               (184,260)      (686,442)      (349,203)
  Other                                     85,051        (78,444)      (320,877)
                                       -----------    -----------    -----------

Partnership income (loss) income for
  federal income tax purposes          $    78,679    $  (716,556)   $    86,365
                                       ===========    ===========    ===========

     As of December 31, 2000, the partners' capital accounts included in the financial statements totaled $687,210 compared to the partners' capital accounts for federal income tax purposes of $12,373,040 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

13. Quarterly Financial Data (Unaudited)

    The following table is a summary of financial data by quarter for the years ended December 31, 2000 and 1999:

                                              For the Quarters Ended
                          ------------------------------------------------------------

                             March 31,       June 30,      September 30,   December 31,
                             --------        -------       ------------    -----------

2000
    Revenues              $    451,153   $      465,995   $     946,824   $     336,395
                          ============   ==============   =============   =============

    Net income allocable to
      limited partners    $     55,958   $       23,272   $     619,452   $     113,727
                          ============   ==============   =============   =============

    Net income per weighted
      average limited
      partnership unit    $       0.14   $         0.06   $        1.55   $        0.29
                          ============   ==============   =============   =============

1999
    Revenues              $    877,071   $      554,633   $     490,564   $     735,739
                          ============   ==============   =============   =============

    Net income allocable to
      limited partners    $    388,044   $       68,885   $      38,641   $     319,868
                          ============   ==============   =============   =============

    Net income per weighted
      average limited
      partnership unit    $       0.97   $         0.17   $        0.10   $        0.80
                          ============   ==============   =============   =============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

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

        Beaufort J.B. Clarke     Chairman, Chief Executive Officer and Director

        Paul B. Weiss            President and Director

        Thomas W. Martin         Executive Vice President and Director

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2000

     Beaufort J. B. Clarke, age 55, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 40, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 47, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2000, 1999 and 1998.

                                            Type of
      Entity           Capacity          Compensation           2000          1999      1998
      ------           --------          ------------           ----          ----      ----

ICON Capital Corp.  General Partner   Management fees        $   47,532  $   193,017 $   397,171
ICON Capital Corp.  General Partner   Administrative expense
                                        reimbursements           12,292      113,548     218,158
                                                             ----------  ----------- -----------

                                                             $   59,824  $   306,565 $   615,329
                                                             ==========  =========== ===========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The registrant is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) Asof March 19, 2001, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

                                December 31, 2000

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 2000.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2000

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

                                 ICON CASH FLOW PARTNERS, L.P., Series D
                                 File No. 33-40044 (Registrant)
                                 By its General Partner, ICON Capital Corp.


Date: March 28, 2001             /s/ Beaufort J.B. Clarke
                                 ---------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 28, 2001            /s/ Beaufort J.B. Clarke
                                 ---------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director


Date:  March 28, 2001            /s/ Paul B. Weiss
                                 ---------------------------------------
                                 Paul B. Weiss
                                 President and Director


Date:  March 28, 2001            /s/ Thomas W. Martin
                                 ---------------------------------------
                                 Thomas W. Martin
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.