Form 10-Q
period 2001-03-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 2001-05-15
CIK 874320

.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                       March 31, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission File Number                           0-27902
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                       March 31,    December 31,
                                                         2001           2000
                                                         ----           ----
         Assets

Cash .............................................   $   255,633    $   152,578
                                                     -----------    -----------

Investment in finance leases
   Minimum rents receivable ......................       233,507        345,531
   Estimated unguaranteed residual values ........       772,389        772,389
   Initial direct costs ..........................         2,848          4,157
   Unearned income ...............................       (71,695)       (92,763)
   Allowance for doubtful accounts ...............      (256,928)      (256,928)
                                                     -----------    -----------
                                                         680,121        772,386
                                                     -----------    -----------

Investment in operating lease equipment, at cost .     3,384,869      3,384,869
Accumulated depreciation .........................    (1,363,043)    (1,267,097)
                                                     -----------    -----------
                                                       2,021,826      2,117,772

Investment in financings
   Receivables due in installments ...............     2,464,490      2,484,219
   Initial direct costs ..........................           308            308
   Unearned income ...............................      (622,829)      (666,947)
    Allowance for doubtful accounts ..............       (92,097)       (92,097)
                                                     -----------    -----------
                                                       1,749,872      1,725,483

Investment in joint venture ......................       509,678        518,430
                                                     -----------    -----------

Other assets .....................................       103,206         95,050
                                                     -----------    -----------

Total assets .....................................   $ 5,320,336    $ 5,381,699
                                                     ===========    ===========



                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                           March 31,    December 31,
                                                             2001           2000
                                                             ----           ----

         Liabilities and Partners' Equity

Note payable - recourse ..............................   $    41,491    $    72,717
Notes payable - non-recourse .........................     3,274,998      3,411,495
Security deposits, deferred credits and other payables     1,414,008      1,210,277
                                                         -----------    -----------
                                                           4,730,497      4,694,489

Partners' equity (deficiency)
   General Partner ...................................      (338,698)      (337,724)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price) .............       928,537      1,024,934
                                                         -----------    -----------

Total partners' equity ...............................       589,839        687,210
                                                         -----------    -----------

Total liabilities and partners' equity ...............   $ 5,320,336    $ 5,381,699
                                                         ===========    ===========



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                               2001         2000
                                                               ----         ----
Revenue
   Rental income ........................................   $ 347,000    $ 336,000
   Finance income .......................................      78,074       85,369
   Gain on sales of equipment ...........................       1,775        3,676
   (Loss) income from investment  in joint venture ......      (8,752)      15,517
   Interest and other income ............................       6,606       10,591
                                                            ---------    ---------

   Total revenues .......................................     424,703      451,153
                                                            ---------    ---------

Expenses
   Depreciation .........................................      95,946      155,393
   Interest .............................................      81,505      137,383
   General and administrative ...........................      51,030       65,603
   Management fees - General Partner ....................        --         25,442
   Administrative expense reimbursement - General Partner        --          6,826
   Amortization of initial direct costs .................       1,309        3,983
                                                            ---------    ---------

   Total expenses .......................................     229,790      394,630
                                                            ---------    ---------

Net income ..............................................   $ 194,913    $  56,523
                                                            =========    =========

Net income allocable to:
   Limited partners .....................................     192,964       55,958
   General Partner ......................................       1,949          565
                                                            ---------    ---------

                                                            $ 194,913    $  56,523
                                                            =========    =========
Weighted average number of limited
   partnership units outstanding ........................     399,118      399,118
                                                            =========    =========

Net income per weighted average
   limited partnership unit .............................   $     .48    $     .14
                                                            =========    =========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                          Limited Partner Distributions

                             Return of    Investment      Limited        General
                              Capital       Income        Partners       Partner        Total
                              -------       ------        --------       -------        -----
                           (Per weighted average unit)

Balance at
   December 31, 1999                                    $ 4,303,607    $(304,607)    $ 3,999,000

Cash distributions
   to partners                $   8.21     $   2.04      (4,091,082)     (41,323)     (4,132,405)

Net income                                                  812,409        8,206         820,615
                                                        -----------    ---------     -----------

Balance at
   December 31, 2000                                      1,024,934     (337,724)        687,210

Cash distributions
   to partners                $    .25     $    .48        (289,361)      (2,923)       (292,284)

Net income                                                  192,964        1,949         194,913
                                                        -----------    ---------     -----------

Balance at
   March 31, 2001                                       $   928,537    $(338,698)    $   589,839
                                                        ===========    =========     ===========









See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                         2001         2000
                                                                         ----         ----
Cash flows from operating activities:
   Net income .....................................................   $ 194,913    $  56,523
                                                                      ---------    ---------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Interest expense on non-recourse financing paid directly
      to lenders by lessees .......................................      80,540      131,547
    Depreciation ..................................................      95,946      155,393
    Finance income portion of receivables paid directly to
      lenders by lessees ..........................................     (13,748)     (30,278)
    Rental income paid directly to lenders by lessees .............    (147,000)    (189,000)
    Loss (income) from investment in unconsolidated joint venture .       8,752      (15,517)
    Amortization of initial direct costs ..........................       1,309        3,983
    Gain on sales of equipment ....................................      (1,775)      (3,676)
    Changes in operating assets and liabilities:
    Collection of principal - non-financed receivables ............      38,527       49,072
    Security deposits, deferred credits and other payables ........     203,731      111,759
    Distributions from investments in unconsolidated joint ventures        --         20,480
    Other assets ..................................................      (8,156)    (318,217)
    Other .........................................................     (42,174)     153,028
                                                                      ---------    ---------

       Total adjustments ..........................................     215,952       68,574
                                                                      ---------    ---------

     Net cash provided by operating activities ....................     410,865      125,097
                                                                      ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment ...............................      15,700      102,845
                                                                      ---------    ---------

     Net cash provided by investing activities ....................      15,700      102,845
                                                                      ---------    ---------


                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                       2001           2000
                                                       ----           ----

Cash flows from financing activities:
   Cash distributions to partners ..............      (292,284)    (1,914,876)
   Proceeds from non-recourse debt .............          --        2,000,000
   Principal payments on note payable - recourse       (31,226)       (54,164)
   Principal payments on non-recourse debt .....          --         (361,540)
                                                   -----------    -----------

     Net cash used in financing activities .....      (323,510)      (330,580)
                                                   -----------    -----------

Net increase (decrease) in cash ................       103,055       (102,638)

Cash at beginning of period ....................       152,578        287,481
                                                   -----------    -----------

Cash at end of period ..........................   $   255,633    $   184,843
                                                   ===========    ===========
























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     During the three months ended March 31, 2001 and 2000, non-cash activities included the following:

                                                         2001           2000
                                                         ----           ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees   $    70,037    $   971,296
Rental income assigned operating lease receivable        147,000        421,564
Principal and interest on non-recourse financing
   paid directly by lessees ......................      (217,037)    (1,392,860)
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========

     Interest expense of $81,505 and $137,383 for the three months ended March 31, 2001 and 2000 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $80,540 and $131,547, respectively, and interest expense on note payable - recourse of $965 and $5,836, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2001

                                   (unaudited)

1.    Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K.

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

3.    Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2001 and 2000 are as follows:

                                2001          2000
                                ----          ----

Management fees               $   -         $25,442       Charged to operations

Administrative expense
  reimbursements                  -           6,826       Charged to operations
                              --------      -------

Total                         $   -         $32,268
                              ========      =======

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

4.    Investment in Joint Venture

     In March 1997 the Partnership, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven received a 17.81%, 31.19%, 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals and 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

     Information as to the financial position and results of operations of 1997-A as of and for the quarter ended March 31, 2001 is summarized below:

                                                    March 31, 2001

        Assets                                      $    7,487,972
                                                    ==============

        Liabilities                                 $    5,383,524
                                                    ==============

        Equity                                      $    2,104,448
                                                    ==============

        Partnership's share of equity               $      509,678
                                                    ==============

                                                  Three Months Ended
                                                    March 31, 2001

        Net loss                                    $      (49,144)
                                                    ==============

        Partnership's share of net loss             $       (8,752)
                                                    ==============

     1997-A recorded a provision for bad debt of $125,000 during the three month period ended March 31, 2001.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                 March 31, 2001

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating lease, financings and investment in unconsolidated joint venture, representing 14%, 41%, 35% and 10% of total investments at March 31, 2001, respectively, and 20%, 16%, 58% and 6% of total investments at March 31, 2000, respectively.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

     Revenues for the three months ended March 31, 2001 were $424,703, representing a decrease of $26,450 from 2000. The decrease in revenues resulted primarily from a loss from equity investment in joint venture of $8,752 versus income of $15,517 for comparable period last year and decreases in finance income of $7,295 and gain on sales of equipment of $1,901. These decreases were partially offset by an $11,000 increase in rental income which resulted from a one time settlement payment of $200,000 received in the first quarter of 2001 for a rental claim related to an aircraft was which was sold in the third quarter of 2000. Excluding the impact of the $200,000 settlement payment, rental income would have decreased by $189,000 from 2000 to 2001 as a result of the third quarter 2000 sale of that aircraft. The decrease in income from investment in unconsolidated joint venture was due to the decrease in the average size of the portfolio and a provision for bad debts recorded by the venture. Finance income decreased due to a decrease in the average size of the lease investment portfolio from 2000 to 2001. The decrease in gain on sales of equipment was due to a decrease in the number of leases maturing for which the proceeds received were in excess of the remaining carrying value of the equipment.

     Expenses for the three months ended March 31, 2001 were $229,790 representing a decrease of $164,840. The decrease in expenses resulted from decreases in depreciation expense of $59,447, interest expense of $55,878, management fees of $25,442, administrative fees of $6,826 and amortization of initial direct costs of $2,674. The decrease in depreciation expense resulted from the sale of a DCH-8 aircraft during the third quarter of 2000. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decrease in management fees and administrative fees was due to the General Partner waiving management fee and administrative expense reimbursements commencing July 1, 2000. The decrease in amortization of initial direct costs resulted from a decrease in the average size of the finance lease portfolio from 2000 to 2001.

     Net income for the three  months ended March 31, 2001 and 2000 was $194,913
and  $56,523,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.48 and $.14 for 2001 and 2000, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources for funds for the three months ended March 31, 2001 and 2000 were cash provided by operations of $410,865 and $125,097, respectively, and net cash provided by sales of equipment of $15,700 and $102,845, respectively. These funds were used to fund cash distributions and to make payments on borrowings. Cash distributions to the limited partners for the three months ended March 31, 2001 and 2000 totaled $289,361 and $1,914,876, respectively.

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

     As of March 31, 2001, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

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

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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

                                     ICON CASH FLOW PARTNERS, L.P., SERIES D
                                     File No. 33-40044 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




   May 11, 2001                      /s/ Thomas W. Martin
------------------                   -------------------------------------------
       Date                          Thomas W. Martin
                                     Executive Vice President
                                     (Principal financial and accounting officer
                                     of the General Partner of the Registrant)