Form 10-Q
period 2001-06-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 2001-08-10
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        June 30, 2001
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                      June 30,    December 31,
                                                        2001          2000
                                                        ----          ----
         Assets

Cash ...........................................   $     6,909    $   152,578
                                                   -----------    -----------

Investment in finance leases
   Minimum rents receivable ....................       108,028        345,531
   Estimated unguaranteed residual values ......       431,448        772,389
   Initial direct costs ........................         1,790          4,157
   Unearned income .............................       (53,379)       (92,763)
   Allowance for doubtful accounts .............      (256,928)      (256,928)
                                                   -----------    -----------
                                                       230,959        772,386
                                                   -----------    -----------

Investment in operating lease equipment, at cost     3,384,869      3,384,869
Accumulated depreciation .......................    (1,458,989)    (1,267,097)
                                                   -----------    -----------
                                                     1,925,880      2,117,772

Investment in financings
   Receivables due in installments .............     2,421,580      2,484,219
   Initial direct costs ........................           306            308
   Unearned income .............................      (578,425)      (666,947)
   Allowance for doubtful accounts .............       (92,097)       (92,097)
                                                   -----------    -----------
                                                     1,751,364      1,725,483

Investment in joint venture ....................        57,679        518,430
                                                   -----------    -----------

Other assets ...................................        87,877         95,050
                                                   -----------    -----------

Total assets ...................................   $ 4,060,668    $ 5,381,699
                                                   ===========    ===========


                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                            June 30,    December 31,
                                                              2001         2000
                                                              ----         ----

         Liabilities and Partners' Equity

Note payable - recourse ..............................   $      --      $    72,717
Notes payable - non-recourse .........................     3,121,763      3,411,495
Security deposits, deferred credits and other payables     1,082,217      1,210,277
                                                         -----------    -----------
                                                           4,203,980      4,694,489

Partners' equity (deficiency)
   General Partner ...................................      (346,029)      (337,724)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price) .............       202,717      1,024,934
                                                         -----------    -----------

Total partners' equity (deficit) .....................      (143,312)       687,210
                                                         -----------    -----------

Total liabilities and partners' equity ...............   $ 4,060,668    $ 5,381,699
                                                         ===========    ===========



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                             For the Three Months       For the Six Months
                                                Ended June 30,            Ended June 30,
                                              2001         2000         2001         2000
                                              ----         ----         ----         ----

Revenue
   Rental income .......................   $ 147,000    $ 306,708    $ 494,000    $ 642,708
   Finance income ......................      63,971       77,776      142,045      163,145
   Gain on sales of equipment ..........      25,709       60,636       27,484       64,312
   (Loss) income from investment
     in joint venture ..................    (451,999)      17,775     (460,751)      33,292
   Interest and other income ...........         105        3,100        6,711       13,691
                                           ---------    ---------    ---------    ---------

   Total revenues ......................    (215,214)     465,995      209,489      917,148
                                           ---------    ---------    ---------    ---------

Expenses
   Depreciation ........................      95,946      155,393      191,892      310,786
   Interest ............................      77,675      168,801      159,180      306,184
   General and administrative ..........      40,895       87,656       91,925      153,259
   Amortization of initial direct costs        1,058        3,082        2,367        7,065
   Management fees - General Partner ...        --         22,090         --         47,532
   Administrative expense reimbursement-
     General Partner ...................        --          5,466         --         12,292
                                           ---------    ---------    ---------    ---------

   Total expenses ......................     215,574      442,488      445,364      837,118
                                           ---------    ---------    ---------    ---------

Net (loss) income ......................   $(430,788)   $  23,507    $(235,875)   $  80,030
                                           =========    =========    =========    =========

Net (loss) income allocable to:
   Limited partners ....................   $(426,480)   $  23,272    $(233,516)   $  79,230
   General Partner .....................      (4,308)         235       (2,359)         800
                                           ---------    ---------    ---------    ---------

                                           $(430,788)   $  23,507    $(235,875)   $  80,030
                                           =========    =========    =========    =========

Weighted average number of limited
   partnership units outstanding .......     399,118      399,118      399,118      399,118
                                           =========    =========    =========    =========

Net (loss) income per weighted average
   limited partnership unit ............   $   (1.07)   $    0.06    $    (.59)   $    0.20
                                           =========    =========    =========    =========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                          Limited Partner Distributions

                            Return of   Investment        Limited      General
                             Capital      Income          Partners     Partner      Total
                             -------      ------          --------     -------      -----
                           (Per weighted average unit)

Balance at
   December 31, 1999                                    $ 4,303,607  $(304,607)  $ 3,999,000

Cash distributions
   to partners                $8.21       $2.04          (4,091,082)   (41,323)   (4,132,405)

Net income                                                  812,409      8,206       820,615
                                                        -----------  ---------   -----------

Balance at
   December 31, 2000                                      1,024,934   (337,724)      687,210

Cash distributions
   to partners                $2.07       $(.59)           (588,701)    (5,946)     (594,647)

Net loss                                                   (233,516)    (2,359)     (235,875)
                                                        -----------  ---------   -----------

Balance at
   June 30, 2001                                        $   202,717  $(346,029)  $  (143,312)
                                                        ===========  =========   ===========











See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                          2001          2000
                                                                          ----          ----
Cash flows from operating activities:
   Net (loss) income                                                    $(235,875)   $  80,030
                                                                        ---------    ---------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Interest expense on non-recourse financing paid directly
       to lenders by lessees                                              157,549      294,504
     Depreciation                                                         191,892      310,786
     Finance income portion of receivables paid directly to
       lenders by lessees                                                 (25,340)     (55,518)
     Rental income paid directly to lenders by lessees                   (294,000)    (348,708)
     Loss (income) from investment in joint venture                       460,751      (33,292)
     Amortization of initial direct costs                                   2,367        7,065
     Gain on sales of equipment                                           (27,484)     (64,312)
     Changes in operating assets and liabilities:
      Collection of principal - non-financed receivables                   72,732       55,440
      Security deposits, deferred credits and other payables             (128,060)      31,233
      Distributions from investments in unconsolidated joint ventures        --         80,295
      Other assets                                                          7,173     (144,510)
      Other                                                               (22,071)     568,205
                                                                        ---------    ---------

        Total adjustments                                                 395,509      701,188
                                                                        ---------    ---------

     Net cash provided by operating activities                            159,634      781,218
                                                                        ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment                                       362,061      164,447
                                                                        ---------    ---------

     Net cash provided by investing activities                            362,061      164,447
                                                                        ---------    ---------

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                       2001           2000
                                                       ----           ----

Cash flows from financing activities:
   Cash distributions to partners                     (594,647)    (2,318,188)
   Proceeds from non-recourse debt                        --        2,967,966
   Principal payments on note payable - recourse       (72,717)      (103,423)
   Principal payments on non-recourse debt                --       (1,713,536)
                                                   -----------    -----------

     Net cash used in financing activities            (667,364)    (1,167,181)
                                                   -----------    -----------

Net decrease in cash                                  (145,669)      (221,516)

Cash at beginning of period                            152,578        287,481
                                                   -----------    -----------

Cash at end of period                              $     6,909    $    65,965
                                                   ===========    ===========
























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     During the six months ended June 30, 2001 and 2000, non-cash activities included the following:

                                                         2001          2000
                                                         ----          ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees   $   153,281    $ 1,601,187
Rental income assigned operating lease receivable        294,000        348,708
Principal and interest on non-recourse financing
   paid directly by lessees                             (447,281)    (1,949,895)
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========

     Interest expense of $159,180 and $306,184 for the six months ended June 30, 2001 and 2000 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $157,549 and $294,504, respectively, and interest expense on note payable - recourse of $1,631 and $11,680, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2001 and 2000 are as follows:

                              2001           2000
                              ----           ----

Management fees            $    -          $47,532       Charged to operations

Administrative expense
  reimbursements                -           12,292       Charged to operations
                           ----------      -------

Total                      $    -          $59,824
                           ==========      =======

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

4.   Investment in Joint Venture

     In March 1997 the Partnership, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven received a 17.80%, 31.19%, 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals and 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of 1997-A at June 30, 2001 and 2000 are summarized below:

                                          June 30, 2001        June 30, 2000
                                          -------------        -------------

Assets                                   $   5,196,836         $  13,201,639
                                         =============         =============

Liabilities                              $   4,872,966         $  10,160,355
                                         =============         =============

Equity                                   $     323,870         $   3,041,284
                                         =============         =============

Partnership's share of equity            $      57,679         $     669,588
                                         =============         =============

                                       Six Months Ended      Six Months Ended
                                         June 30, 2001         June 30, 2000
                                         -------------         -------------

Net loss                                 $  (1,868,675)        $     186,847
                                         ==============        =============

Partnership's share of net loss          $    (460,751)        $      33,292
                                         =============         =============

     1997-A recorded a provision for bad debt of $1,825,000 during the six month period ended June 30, 2001.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 2001

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating lease, financings and investment in unconsolidated joint venture, representing 11%, 45%, 43% and 1% of total investments at June 30, 2001, respectively, and 16%, 60%, 17% and 7% of total investments at June 30, 2000, respectively.

Results of Operations for the Three Months Ended June 30, 2001 and 2000

     Revenues for the three months ended June 30, 2001 were ($215,214), representing a decrease of $681,209 from 2000. The decrease in revenues resulted primarily from a loss from investment in joint venture of $451,999 versus income of $17,775 for the comparable period last year and decreases in rental income of $159,708, gain on sales of equipment of $34,927, and finance income of $13,805. The decrease in income from investment in joint venture was due primarily to a $1,700,000 provision for bad debts recorded by the venture in the 2001 period. The decrease in rental income resulted from the third quarter 2000 sale of a DHC-8 aircraft. The decrease in gain on sales of equipment was due to a decrease in the number of leases maturing for which the proceeds received were in excess of the remaining carrying value of the equipment. Finance income decreased due to a decrease in the average size of the lease investment portfolio from 2000 to 2001.

     Expenses for the three months ended June 30, 2001 were $215,574 representing a decrease of $226,914. The decrease in expenses resulted from decreases in depreciation expense of $59,447, interest expense of $91,126, management fees of $22,090, general and administrative expenses of $46,761, administrative fees of $5,466 and amortization of initial direct costs of $2,024. The decrease in depreciation expense resulted from the sale of a DHC-8 aircraft during the third quarter of 2000. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decrease in management fees and administrative fees was due to the General Partner waiving management fee and administrative expense reimbursements commencing July 1, 2000. The decrease in amortization of initial direct costs resulted from a decrease in the average size of the finance lease portfolio from 2000 to 2001. The decrease in general and administrative expenses was due to a decrease in professional fees.

     Net (loss) income for the three months ended June 30, 2001 and 2000 was ($430,788) and $23,507, respectively. The net (loss) income per weighted average limited partnership unit was ($1.07) and $.06 for 2001 and 2000, respectively.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

     Revenues for the six months ended June 30, 2001 were $209,489, representing a decrease of $707,659 from 2000. The decrease in revenues resulted primarily from a loss in investment in joint venture of $460,751 versus income of $33,292 for the comparable period last year and decreases in rental income of $148,708, gain on sales of equipment of $36,828 and finance income of $21,100. The decrease in income from investment in joint venture was due primarily to a $1,825,000 provision for bad debts recorded by the venture in 2001. Rental income decreased primarily as a result of the third quarter 2000

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

sale of a DHC-8 aircraft. The decrease in rental income was partially offset by a one time settlement payment of $200,000 received in the first quarter of 2001 for a rental claim related to the aircraft sold in the third quarter of 2000. Excluding the impact of the $200,000 settlement payment, rental income would have decreased by $348,708 from 2000 to 2001 as a result of the third quarter 2000 sale of the aircraft. The decrease in gain on sales of equipment was due to a decrease in the number of leases maturing for which the proceeds received were in excess of the remaining carrying value of the equipment. Finance income decreased due to a decrease in the average size of the lease investment portfolio from 2000 to 2001.

     Expenses for the six months ended June 30, 2001 were $445,364 representing a decrease of $391,754. The decrease in expenses resulted from decreases in interest expense of $147,004, depreciation expense of $118,894, general and administrative expenses of $61,334, management fees of $47,532, administrative fees of $12,292 and amortization of initial direct costs of $4,698. The decrease in depreciation expense resulted from the sale of a DHC-8 aircraft during the third quarter of 2000. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decrease in management fees and administrative fees was due to the General Partner waiving management fee and administrative expense reimbursements commencing July 1, 2000. The decrease in amortization of initial direct costs and general and administrative expense resulted from a decrease in the average size of the lease portfolio from 2000 to 2001.

     Net (loss) income for the six months ended June 30, 2001 and 2000 was ($235,875) and $80,030, respectively. The net (loss) income per weighted average limited partnership unit was ($.59) and $.20 for 2001 and 2000, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources for funds for the six months ended June 30, 2001 and 2000 were proceeds from borrowings of $2,967,966 in 2000, cash provided by operations of $159,634 and $781,218, respectively, and net cash provided by sales of equipment of $362,061 and $164,447, respectively. These funds were used to fund cash distributions and to make payments on borrowings. Cash distributions to the limited partners for the six months ended June 30, 2001 and 2000 totaled $588,701 and $2,295,007, respectively.

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

     As of June 30, 2001, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

                                     ICON CASH FLOW PARTNERS, L.P., SERIES D
                                     File No. 33-40044 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




      August 10, 2001                /s/ Thomas W. Martin
------------------------------       -------------------------------------------
            Date                     Thomas W. Martin
                                     Executive Vice President
                                     (Principal financial and accounting officer
                                     of the General Partner of the Registrant)