Form 10-Q
period 2001-09-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 2001-11-14
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                  September 30, 2001
                     -----------------------------------------------------------

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


                 100 Fifth Avenue, New York, New York 10011-1505
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)


                                 (212) 418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                     September 30,  December 31,
                                                        2001           2000
                                                        ----           ----
         Assets

Cash                                                 $    84,858    $   152,578
                                                     -----------    -----------

Investment in finance leases
   Minimum rents receivable                               69,085        345,531
   Estimated unguaranteed residual values                234,586        772,389
   Initial direct costs                                      471          4,157
   Unearned income                                       (37,070)       (92,763)
   Allowance for doubtful accounts                      (256,928)      (256,928)
                                                     -----------    -----------
                                                          10,144        772,386
                                                     -----------    -----------

Investment in operating lease equipment, at cost       3,384,869      3,384,869
Accumulated depreciation                              (1,554,936)    (1,267,097)
                                                     -----------    -----------
                                                       1,829,933      2,117,772

Investment in financings
   Receivables due in installments                     2,385,491      2,484,219
   Initial direct costs                                      308            308
   Unearned income                                      (533,845)      (666,947)
   Allowance for doubtful accounts                       (92,097)       (92,097)
                                                     -----------    -----------
                                                       1,759,857      1,725,483

Investment in joint venture                               52,820        518,430
                                                     -----------    -----------

Other assets                                              74,421         95,050
                                                     -----------    -----------

Total assets                                         $ 3,812,033    $ 5,381,699
                                                     ===========    ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                        September 30,  December 31,
                                                           2001           2000
                                                           ----           ----

         Liabilities and Partners' Equity

Note payable - recourse                                  $      --      $    72,717
Notes payable - non-recourse                               3,006,192      3,411,495
Security deposits, deferred credits and other payables       940,168      1,210,277
                                                         -----------    -----------
                                                           3,946,360      4,694,489

Partners' equity (deficiency)
   General Partner                                          (345,939)      (337,724)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price)                     211,612      1,024,934
                                                         -----------    -----------

Total partners' (deficit) equity                            (134,327)       687,210
                                                         -----------    -----------

Total liabilities and partners' equity                   $ 3,812,033    $ 5,381,699
                                                         ===========    ===========



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                               For the Three Months        For the Nine Months
                                                 Ended September 30,        Ended September 30,
                                                2001          2000            2001         2000
                                                ----          ----            ----         ----

Revenue
   Rental income                           $   143,198    $   292,528    $   637,198    $   935,236
   Finance income                               65,051        192,122        207,096        355,267
   Gain on sales of equipment                    4,317        542,472         31,801        606,784
   Loss from investment
     in joint venture                           (4,859)       (93,899)      (465,610)       (60,607)
   Interest and other income                       417         13,601          7,128         27,292
                                           -----------    -----------    -----------    -----------

   Total revenues                              208,124        946,824        417,613      1,863,972
                                           -----------    -----------    -----------    -----------

Expenses
   Depreciation                                 95,947        135,577        287,839        446,363
   Interest                                     73,538        133,856        232,718        440,040
   General and administrative                   28,335         49,320        120,260        202,579
   Amortization of initial direct costs          1,319          2,362          3,686          9,427
   Management fees - General Partner              --             --           47,532
   Administrative expense reimbursement-
     General Partner                              --             --             --           12,292
                                           -----------    -----------    -----------    -----------

   Total expenses                              199,139        321,115        644,503      1,158,233
                                           -----------    -----------    -----------    -----------

Net income (loss)                          $     8,985    $   625,709    $  (226,890)   $   705,739
                                           ===========    ===========    ===========    ===========

Net income (loss) allocable to:
   Limited partners                        $     8,895    $   619,451    $  (224,621)   $   698,682
   General Partner                                  90          6,258         (2,269)         7,057
                                           -----------    -----------    -----------    -----------

                                           $     8,985    $   625,709    $  (226,890)   $   705,739
                                           ===========    ===========    ===========    ===========

Weighted average number of limited
   partnership units outstanding               399,118        399,118        399,118        399,118
                                           ===========    ===========    ===========    ===========

Net income (loss) per weighted average
   limited partnership unit                $       .02    $      1.55    $      (.56)   $      1.75
                                           ===========    ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 2001 and
                        the Year Ended December 31, 2000

                                   (unaudited)

                        Limited Partner Distributions

                           Return of   Investment      Limited         General
                            Capital     Income         Partners        Partner          Total
                            -------     ------         --------        -------          -----
                         (Per weighted average unit)


Balance at
   December 31, 1999                                 $  4,303,607     $ (304,607)  $   3,999,000

Cash distributions
   to partners             $   8.21     $ 2.04         (4,091,082)       (41,323)     (4,132,405)

Net income                                                812,409          8,206         820,615
                                                      ------------   -----------   -------------

Balance at
   December 31, 2000                                    1,024,934       (337,724)        687,210

Cash distributions
   to partners             $   1.48     $  -             (588,701)        (5,946)       (594,647)

Net loss                                                 (224,621)        (2,269)       (226,890)
                                                     ------------    -----------   ---------------

Balance at
   September 30, 2001                                $    211,612   $   (345,939)  $    (134,327)
                                                     ============   ============   =============












See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)


                                                                          2001           2000
                                                                          ----           ----
Cash flows from operating activities:

   Net (loss) income                                                 $  (226,890)   $   705,739
                                                                     -----------    -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Interest expense on non-recourse financing paid directly
       to lenders by lessees                                             231,087        424,777
   Depreciation                                                             287,839        446,363
     Finance income portion of receivables paid directly to
       lenders by lessees                                               (188,795)       (76,510)
     Rental income paid directly to lenders by lessees                  (437,198)      (494,236)
     Loss from investment in joint venture                               465,610         60,607
     Amortization of initial direct costs                                  3,686          9,427
     Gain on sales of equipment                                          (31,801)      (606,784)
     Changes in operating assets and liabilities:
      Collection of principal - non-financed receivables                 156,545        666,515
      Security deposits, deferred credits and other payables            (270,109)      (444,729)
      Other assets                                                        20,629         68,741
      Other                                                               26,097        182,967
                                                                     -----------    -----------

        Total adjustments                                                263,590        237,138
                                                                     -----------    -----------

     Net cash provided by operating activities                            36,700        942,877
                                                                     -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                                      562,944      4,699,107
   Distributions from investments in unconsolidated joint ventures          --           80,295
                                                                     -----------    -----------


     Net cash provided by investing activities                           562,944      4,779,402
                                                                     -----------    -----------


                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                        2001             2000
                                                        ----             ----

Cash flows from financing activities:
   Cash distributions to partners                     (594,647)    (2,318,188)
   Proceeds from non-recourse debt                        --        2,967,966
   Principal payments on note payable - recourse       (72,717)      (153,840)
   Principal payments on note payable
     non-recourse securitized debt - NECC                 --          (58,146)
   Principal payments on non-recourse debt                --       (4,473,520)
                                                   -----------    -----------

     Net cash used in financing activities            (667,364)    (4,035,728)
                                                   -----------    -----------

Net (decrease) increase in cash                        (67,720)     1,686,551

Cash at beginning of period                            152,578        287,481
                                                   -----------    -----------

Cash at end of period                              $    84,858    $ 1,974,032
                                                   ===========    ===========


























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     During the nine months ended September 30, 2001 and 2000, non-cash activities included the following:

                                                            2001                2000
                                                            ----                ----
Principal and interest on direct finance
   receivables paid directly to lenders by lessees     $     199,192       $   1,494,241
Rental income assigned operating lease receivable            437,198             494,236
Principal and interest on non-recourse financing
   paid directly by lessees                                 (636,390)         (1,988,477)
                                                       -------------       -------------

                                                       $         -         $         -
                                                       =============       =============


     Interest expense of $232,718 and $440,040 for the nine months ended September 30, 2001 and 2000 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $231,087 and $424,777, respectively, and interest expense on note payable - recourse of $1,631 and $15,263, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2001

                                   (unaudited)

1.   Basis of Presentation

The consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K.

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2001 and 2000 are as follows:

                                  2001         2000
                                  ----         ----

     Management fees         $   -         $  47,532   Charged to operations

     Administrative expense
       reimbursements            -            12,292   Charged to operations
                             ----------     --------

     Total                   $   -         $ 59,824
                             ==========    =========

The General Partner has waived all future management fees and administrative expense reimbursements payable by the Partnership commencing July 1, 2000.

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

Information as to the unaudited financial position and results of operations of 1997-A at September 30, 2001 and 2000 are summarized below:

                                     September 30, 2001      September 30, 2000
                                     ------------------      ------------------

  Assets                               $2,317,470             $  10,906,111
                                       ==========              =============

  Liabilities                          $2,020,887             $   8,391,993
                                       ==========              =============

  Equity                               $  296,583             $    2,514,118
                                       ===========             =============

  Partnership's share of equity        $   52,820             $      575,689
                                       ===========             =============

                                    Nine Months Ended        Nine Months Ended
                                    September 30, 2001       September 30, 2000
                                    ------------------       ------------------

  Net loss                            $ (1,895,962)          $     (340,318)
                                      ============           ==============

  Partnership's share of
     net loss                         $   (465,610)          $      (60,607)
                                      ============           ==============

  Distributions                       $      -               $     450,866
                                      =============          ==============

  Partnerships share of
    distributions                     $      -               $      80,295
                                      ==============         =============


     1997-A recorded a provision for bad debt of $1,825,000 during the nine month period ended September 30, 2001 and $500,000 in the nine month period ended September 2000.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)



Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings and investment in unconsolidated joint venture, representing 1%, 50%, 48% and 1% of total investments at September 30, 2001, respectively, and 21%, 38%, 30% and 11% of total investments at September 30, 2000, respectively.

Results of Operations for the Three Months Ended September 30, 2001 and 2000

     Revenues for the three months ended September 30, 2001 were $208,124, representing a decrease of $738,700 from 2000. The decrease in revenues resulted primarily from decreases in rental income of $149,330, gain on sales of equipment of $538,155, and finance income of $127,071. The decrease in revenues was partially offset by a decrease in loss from investment in joint venture, which was $4,859 and $93,899 for the three months ended September 30, 2001 and 2000, respectively.

     The decreases in rental income and gain on sales of equipment resulted from the third quarter 2000 sale of a DHC-8 aircraft at a gain of $549,092, which aircraft was an operating lease last year. Finance income decreased due to a decrease in the average size of the lease investment portfolio from 2000 to 2001. The decrease in the loss from the investment in joint venture resulted from a $500,000 provision for bad debts being recorded in the third quarter of 2000 by the underlying joint venture ICON Receivables 1997-A L.L.C. ("1997-A"). There was no provision for bad debt recorded in the 2001 third quarter

     Expenses for the three months ended September 30, 2001 were $199,139 representing a decrease of $121,976. The decrease in expenses resulted from decreases in depreciation expense of $39,630, interest expense of $60,318 and general and administrative expenses of $20,985. The decrease in depreciation expense resulted from the sale of a DHC-8 aircraft during the third quarter of 2000. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decrease in general and administrative expenses was due to a decrease in professional fees.

     Net income for the three months ended September 30, 2001 and 2000 was $8,985 and $625,709, respectively. The net income per weighted average limited partnership unit outstanding was $.02 and $1.55 for 2001 and 2000, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)



Results of Operations for the Nine Months Ended September 30, 2001 and 2000

     Revenues for the nine months ended September 30, 2001 were $417,613, representing a decrease of $1,446,359 from 2000. The decrease in revenues resulted primarily from a loss in investment in joint venture of $465,610 versus a loss of $60,607 for the comparable period last year and decreases in rental income of $298,038, gain on sales of equipment of $574,983 and finance income of $148,171. The increase in loss from investment in joint venture was due primarily to a $1,825,000 provision for bad debts recorded by the venture in 2001 versus a $500,000 provision for bad debts recorded in the 2000 period. Rental income decreased primarily as a result of the third quarter 2000 sale of a DHC-8 aircraft. The decrease in rental income was partially offset by a one time settlement payment of $200,000 received in the first quarter of 2001 for a rental claim related to the aircraft sold in the third quarter of 2000. Excluding the impact of the $200,000 settlement payment, rental income would have decreased by $498,038 from 2000 to 2001 as a result of the third quarter 2000 sale of the aircraft. The decrease in gain on sales of equipment was due to the $549,092 gain recorded in 2000 on the sale of a DHC-8 aircraft. Finance income decreased due to a decrease in the average size of the lease investment portfolio from 2000 to 2001.

     Expenses for the nine months ended September 30, 2001 were $644,503, representing a decrease of $513,730 from 2000. The decrease in expenses resulted from decreases in interest expense of $207,322, depreciation expense of $158,524, general and administrative expenses of $82,319, management fees of $47,532, and administrative fees of $12,292. The decrease in depreciation expense resulted primarily from the sale of a DHC-8 aircraft during the third quarter of 2000. Interest expense decreased due to a decrease in the average debt outstanding from 2000 to 2001. The decrease in management fees - General Partner and administrative expense reimbursement - General Partner was due to the General Partner waiving management fee and administrative expense reimbursements commencing July 1, 2000. The decrease in general and administrative expense resulted from a decrease in professional fees.

     Net (loss) income for the nine months ended September 30, 2001 and 2000 was ($226,890) and $705,739, respectively. The net (loss) income per weighted average limited partnership unit was ($.56). and $1.75 for 2001 and 2000, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)



Liquidity and Capital Resources

     The Partnership's primary sources for funds for the nine months ended September 30, 2001 and 2000 were proceeds from borrowings of $2,967,966 in 2000, cash provided by operations of $36,700 and $942,877, respectively, and net cash provided by sales of equipment of $562,944 and $4,699,107, respectively. These funds were used to fund cash distributions and to make payments on borrowings. Cash distributions to the limited partners for the nine months ended September 30, 2001 and 2000 totaled $588,701 and $2,295,007, respectively.

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

     As a result of the Partnership's being in its disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

     The Partnership is monitoring closely the impact of a slowing economy and the terrorist attacks of September 11, 2001 on its lessees in certain industries, including the airline industry. However, as of September 30, 2001, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.


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

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

                                   ICON CASH FLOW PARTNERS, L.P., SERIES D
                                   File No. 33-40044 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




November 13, 2001                 /s/ Thomas W. Martin
------------------------------    ---------------------------------------------
      Date                        Thomas W. Martin
                                  Executive Vice President
                                  (Principal financial and accounting officer of
                                   the General Partner of the Registrant)