Form 10-K
period 2001-12-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 2002-04-16
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[   X ] Annual  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
        Exchange Act of 1934
        [Fee Required]

For the fiscal year ended                   December 31, 2001
                          ------------------------------------------------------
                                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    [Fee Required]

For the transition period from ______________________ to _______________________

Commission File Number                      33-40044
                      ----------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series D
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                             13-3602979
------------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

             100 Fifth Avenue, 10th Floor, New York, New York 10011
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code         (212) 418-4700
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

                                                           [X] Yes       [  ] No

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

                                TABLE OF CONTENTS

Item                                                                        Page

PART I

1.   Business                                                                3-4

2.   Properties                                                                4

3.   Legal Proceedings                                                         4

4.   Submission of Matters to a Vote of Security Holders                       4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                   5

6.   Selected Consolidated Financial and Operating Data                        6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                    7-11

8.   Consolidated Financial Statements and Supplementary Data              12-30

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                      31

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                       31-32

11.  Executive Compensation                                                   32

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                           33

13.  Certain Relationships and Related Transactions                           33

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       33-34

SIGNATURES                                                                    44

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed in February 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, September 13, 1991, with the admission of 26,905.59 limited partnership units. Between September 14, 1991 and June 5, 1992 (the final closing date), 373,094.41 additional units were admitted bringing the total admissions to 400,000 units totaling $40,000,000 in capital contributions. From 1994 through 2001, the Partnership redeemed 882 limited partnership units leaving 399,118 units outstanding at December 31, 2001. The general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's reinvestment period ended June 5, 1997 and the disposition period began on June 6, 1997. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional new finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover at a minimum, the carrying value of its assets.

Segment Information

     The Partnership has only one operating segment: the business of managing equipment subject to leases with companies that the Partnership believes to be creditworthy.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective the Partnership has: (1) acquired a diversified portfolio of leases and financing transactions; (2) made monthly cash distributions to its limited partners commencing with each limited partner's admission to the Partnership,
(3) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (4) commenced the disposition period and begun to sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners.

     The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competed with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     During the years ended December 31, 2001 and 2000, the Partnership did not finance or purchase any new equipment.

     The Partnership has one lessee which represents more than 10% of revenue, the lease of a DeHavilland DHC-8-102 aircraft to U.S. Airways. Lease rentals were $588,000 for 2001. The carrying value of the aircraft represented approximately 45.1% of the Partnership's assets at December 31, 2001.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

     The Partnership has one lease which represents more than 10% of revenue.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                         Number of Equity Security Holders
Title of Class                                   as of December 31,
--------------                          -----------------------------------

                                           2001                   2000
                                           ----                   ----

Limited partners                          3,105                  3,105
General Partner                               1                      1

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 6.  Selected Consolidated Financial and Operating Date

                                                  Years Ended December 31,
                          ---------------------------------------------------------------------
                            2001           2000           1999          1998           1997
                            ----           ----           ----          ----           ----

Total revenues           $  874,695   $  2,200,367   $  2,658,007   $  2,796,813   $  3,537,411
                         ==========   ============   ============   ============   ============

Net income               $  284,772   $    820,615   $    823,675   $    688,361   $    676,730
                         ==========   ============   ============   ============   ============

Net income
  Allocable to limited
  Partners               $  281,924   $    812,409   $    815,438   $    681,477   $    669,963
                         ==========   ============   ============   ============   ============

Net income
  Allocable to the
  General Partner        $    2,848   $      8,206   $      8,237   $      6,884   $      6,767
                         ==========   ============   ============   ============   ============

Weighted average
  limited partnership
  units outstanding         399,118        399,118        399,118        399,118        399,138
                         ==========   ============   ============   ============   ============

Net income per
  weighted average
  limited partnership
  unit                   $     0.71   $       2.04   $       2.04   $       1.71   $       1.68
                         ==========   ============   ============   ============   ============

Distributions to
  limited partners       $  588,646   $  4,091,082   $  2,461,219   $  4,074,331   $  7,882,867
                         ==========   ============   ============   ============   ============

Distributions to the
  General Partner        $    5,946   $     41,323   $     24,840   $     41,155   $     79,648
                         ==========   ============   ============   ============   ============



                                                    December 31,
                            -------------------------------------------------------------------

                               2001       2000          1999            1998          1997
                               ----       ----          ----            ----          ----

Total assets               $3,847,550   $5,251,699   $11,621,332    $16,619,860    $22,999,478
                           ==========   ==========   ===========    ===========    ===========

Partners' equity           $  377,390   $  687,210   $ 3,999,000    $ 5,661,384    $ 9,088,509
                           ==========   ==========   ===========    ===========    ===========


                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations


     The Partnership's portfolio consisted of a net investment in finance leases, investment in operating lease equipment, investment in financings and an investment in a joint venture representing 4%, 47%, 48% and 1% of total investments at December 31, 2001, respectively, and 13%, 42%, 34% and 11% of total investments at December 31, 2000, respectively.

Significant Accounting Policies and Management Estimates

     Basis of  Accounting  and  Presentation  - The  Partnership's  records  are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and revenues and expenses during the reporting periods. Major estimates include the allowance for bad debts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases following the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms.

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

                                      ICON Cash Flow Partners, L.P., Series D
                                         (A Delaware Limited Partnership)

                                                 December 31, 2001

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, third party appraisals, reviews of future cash flow and detailed market analyses are used as the basis for measuring whether an impairment loss should be recorded.

     Investment in Financings - Investment in financing represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income, and the initial direct costs are amortized, over the terms of the receivables using the interest method. Financing transactions are supported by a written promissory note evidencing the obligation of the user to repay the principal, together with interest, which will be sufficient to return the Partnership's full cost associated with such financing transaction, together with some investment income. Furthermore, the repayment obligation is collateralized by a security interest in the tangible or intangible personal property.

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

Results of Operations

Years Ended December 31, 2001 and 2000

     For the years ended December 31, 2001 and 2000, the Partnership did not finance or purchase any new equipment.

     Revenues for the year ended December 31, 2001 were $874,695 representing a decrease of $1,325,672 from 2000. The decrease in revenues resulted primarily from a decrease in finance income of $331,092, a decrease in rental income of $36,010, an increase in the loss from equity investment in joint venture of $374,003 and a decrease in gain on sales of equipment of $601,928. Finance income decreased in 2001 as compared to 2000 due to a decrease in the outstanding investment balance on which such earnings are determined. Rental income decreased primarily as a result of the sale in the third quarter of 2000 of one of the DHC-8 aircraft. The decrease in rental income was partially offset by a one time settlement payment of $200,000 received in the first quarter of 2001 for a rental claim related to the DHC-8 aircraft sold in the third quarter of 2000 and the recognition of approximately $244,000 of other lease settlements in the fourth quarter of 2001. Excluding the impact of these lease settlement payments, rental income would have decreased by approximately $480,000 in 2001 as compared to 2000. As of December 31, 2001, the Partnership had only one aircraft operating lease generating rental income.

     The loss from investment in joint venture resulted primarily from a provision for bad debts of $1,825,000 being recorded in 2001 by an underlying joint venture, ICON Receivables 1997-A LLC, versus a provision for bad debt of $850,000 being recorded in 2000. The decrease in gain on sales of equipment resulted from the sale of the DHC-8 aircraft in the third quarter of 2000, which resulted in a gain of $708,500 in 2000.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Expenses for the year ended December 31, 2001 were $589,923 representing a decrease of $789,829 from 2000. The decrease in expenses resulted primarily from a reversal of a prior year provision for bad debts of $256,928 that was no longer deemed necessary, decreases in management fees of $47,532, administrative expense reimbursements of $12,292, depreciation of $158,525, interest expense of $223,472 and general and administrative of $84,429. The decrease in management fees and administrative expense reimbursements resulted from the General Partner voluntarily waiving its right to receive management fees and administrative expense reimbursements commencing July 1, 2000. The voluntary waiver by the General Partner was based on the fact that the Partnership's level of operations through its continued sale of equipment in the disposition period had been reduced to a level where such fees were not significant. The decrease in depreciation resulted from the sale of a DHC-8 aircraft subject to operating lease in the third quarter of 2000. Interest expense decreased as a result of a decrease in average debt outstanding from 2000 to 2001. General and administrative expenses decreased mainly as a result of lower professional fees in 2001 as compared to 2000.

     Net income for the year ended December 31, 2001 and 2000 was $284,772 and $820,615, respectively. The net income per weighted average limited partnership unit was $0.71 and $2.04 for 2001 and 2000, respectively.

Years Ended December 31, 2000 and 1999

     For the years ended December 31, 2000 and 1999, the Partnership did not finance or purchase any new equipment.

     Revenues for the year ended December 31, 2000 were $2,200,367 representing a decrease of $457,640 from 1999. The decrease in revenues resulted primarily from a decrease in finance income of $363,724, a decrease in rental income of $218,377, a loss from equity investment in joint venture of $117,866 in 2000 versus income in 1999 of $19,410 and an increase in gain on sales of equipment of $252,360. Finance income decreased due to a decrease in the average size of the portfolio from 1999 to 2000. Rental income decreased due to the sale of a DHC-8 aircraft in the third quarter of 2000. The loss from investment in joint venture resulted primarily from a provision for bad debts of $850,000 being recorded in 2000 by an underlying joint venture, ICON Receivables 1997-A LLC, with no provision for bad debts being recorded in 1999. The increase in gain on sales of equipment resulted from the sale of the DHC-8 aircraft in the third quarter of 2000, which resulted in a gain of $708,500.

     Expenses for the year ended December 31, 2000 were $1,379,752 representing a decrease of $454,580 from 1999. The decrease in expenses resulted primarily from decreases in management fees of $145,485, administrative expense reimbursements of $101,256, depreciation of $139,876, and interest expense of $75,855. These decreases were partially offset by an increase in general and administrative expenses of $25,132. The decrease in management fees and administrative expense reimbursements resulted from the General Partner's voluntary waiver of its right to receive management fees and administrative expense reimbursements commencing July 1, 2000. The waiver by the General Partner was based on the fact that the Partnership's level of operations through its continued sale of equipment in the disposition period had been reduced to a level where such fees were not significant. The decrease in depreciation resulted from

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

the sale of a DHC-8 aircraft in the third quarter of 2000. Interest expense decreased as a result of a decrease in average debt outstanding from 1999 to 2000. General and administrative expenses increased as a result of higher professional fees in 2000 compared to 1999.

     Net income for the year ended December 31, 2000 and 1999 was $820,615 and $823,675, respectively. The net income per weighted average limited partnership unit was $2.04 for both 2000 and 1999, respectively.

Liquidity and Capital Resources

     The Partnership's reinvestment period ended June 5, 1997 and the disposition period began on June 6, 1997. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional new finance or lease transactions during the disposition period. However, it may expend monies to refurbish assets to maintain the value of the portfolio. Because the Partnership is in the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sales and re-lease proceeds received during that period.

     The Partnership's primary sources of funds in 2001, 2000 and 1999 were net cash provided by operations of $61,013, $66,348 and $584,985, respectively, proceeds from sales of equipment in 2001, 2000 and 1999 of $527,845, $4,699,107 and $3,946,052, respectively, and proceeds from non-recourse notes payable in 2000 of $2,967,966. These funds were used to fund cash distributions and make payments on borrowings.

     The Partnership's notes payable at December 31, 2001 totaled $2,526,490 and consisted entirely of non-recourse notes secured by leased equipment.

     Cash distributions to the limited partners in 2001, 2000, and 1999 totaled $588,646, $4,091,082 and $2,461,219, respectively, of which $281,924, $812,409, and $815,438 was investment income and $306,722, $3,278,673 and $1,645,781 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners in 2001, 2000 and 1999 was 1.47%, 10.25% and 6.17%, respectively.

     As of December 31, 2001, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

New Accounting Pronouncement

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

operations as the provisions of SFAS No. 144 are similar to the Partnership's current policy for impairment review. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the Partnership and its investee. The Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                   Page Number

Independent Auditors' Report                                               14

Consolidated Balance Sheets as of December 31, 2001 and 2000            15-16

Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999                                         17

Consolidated Statements of Changes in Partners' Equity for the
  Years Ended December 31, 2001, 2000 and 1999                             18

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999                                      19-21

Notes to Consolidated Financial Statements                              22-30

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners
ICON Cash Flow Partners, L.P., Series D:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series D (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series D as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ KPMG LLP
                                        ----------------------------------------
                                        KPMG LLP


April 15, 2002
New York, New York

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,
                                                        2001          2000
                                                        ----          ----
       Assets

Cash                                               $    74,127    $   152,578
                                                   -----------    -----------

Investment in finance leases
   Minimum rents receivable                             24,553        345,531
   Estimated unguaranteed residual values              119,400        642,389
   Initial direct costs                                    350          4,157
   Unearned income                                        (697)       (92,763)
   Allowance for doubtful accounts                        --         (256,928)
                                                   -----------    -----------
                                                       143,606        642,386
                                                   -----------    -----------

Investment in operating lease equipment, at cost     3,384,869      3,384,869
Accumulated depreciation                            (1,650,881)    (1,267,097)
                                                   -----------    -----------
                                                     1,733,988      2,117,772

Investment in financings
   Receivables due in installments                   2,390,863      2,484,219
   Initial direct costs                                    105            308
   Unearned income                                    (487,655)      (666,947)
   Allowance for doubtful accounts                     (92,097)       (92,097)
                                                   -----------    -----------
                                                     1,811,216      1,725,483
                                                   -----------    -----------

Investment in joint venture                             26,561        518,430
                                                   -----------    -----------

Other assets                                            58,052         95,050
                                                   -----------    -----------

Total assets                                       $ 3,847,550    $ 5,251,699
                                                   ===========    ===========












                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                  December 31,

                                                              2001           2000
                                                              ----           ----

       Liabilities and Partners' Equity

Note payable - recourse                                  $      --      $    72,717
Notes payable - non-recourse                               2,526,490      3,111,495
Security deposits, deferred credits and other payables       943,670      1,380,277
                                                         -----------    -----------
                                                           3,470,160      4,564,489
                                                         -----------    -----------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                          (340,822)      (337,724)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price)                     718,212      1,024,934
                                                         -----------    -----------

Total partners' equity                                       377,390        687,210
                                                         -----------    -----------

Total liabilities and partners' equity                   $ 3,847,550    $ 5,251,699
                                                         ===========    ===========






















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                2001            2000          1999
                                                ----            ----          ----

Revenues

   Rental income                           $ 1,046,225    $ 1,082,236    $ 1,300,613
   Finance income                              246,723        577,815        941,539
   (Loss) income from investment
     in unconsolidated joint venture          (491,869)      (117,866)        19,410
   Gains on sales of equipment                   4,856        606,784        354,424
   Interest income and other                    68,760         51,398         42,021
                                           -----------    -----------    -----------

   Total revenues                              874,695      2,200,367      2,658,007
                                           -----------    -----------    -----------

Expenses

   Interest                                    303,593        527,065        602,920
   Depreciation                                383,784        542,309        682,185
   General and administrative                  154,959        239,388        214,256
   Management fees - General Partner              --           47,532        193,017
   Administrative expense reimbursements
     - General Partner                            --           12,292        113,548
   Amortization of initial direct costs          4,515         11,166         28,406
   Reversal of provision for bad debts        (256,928)          --             --
                                           -----------    -----------    -----------

   Total expenses                              589,923      1,379,752      1,834,332
                                           -----------    -----------    -----------

Net income                                 $   284,772    $   820,615    $   823,675
                                           ===========    ===========    ===========

Net income allocable to:
   Limited partners                        $   281,924    $   812,409    $   815,438
   General Partner                               2,848          8,206          8,237
                                           -----------    -----------    -----------

                                           $   284,772    $   820,615    $   823,675
                                           ===========    ===========    ===========
Weighted average number of limited
   partnership units outstanding               399,118        399,118        399,118
                                           ===========    ===========    ===========

Net income per weighted average
   limited partnership unit                $      0.71    $      2.04    $      2.04
                                           ===========    ===========    ===========




See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity
              For the Years Ended December 31, 2001, 2000 and 1999

                                     Limited Partner Distributions
                                      Return of        Investment         Limited       General
                                       Capital           Income          Partners       Partner       Total
                                       -------           ------          --------       -------       -----
                                      (Per weighted average unit)

Balance at
   December 31, 1998                                                   $ 5,949,388    $(288,004)   $ 5,661,384

Cash distributions
   to partners                        $  4.13          $   2.04         (2,461,219)     (24,840)    (2,486,059)

Net income                                                                 815,438        8,237        823,675
                                                                       -----------    ---------    -----------

Balance at
   December 31, 1999                                                     4,303,607     (304,607)     3,999,000

Cash distributions
   to partners                        $  8.21          $   2.04         (4,091,082)     (41,323)    (4,132,405)

Net income                                                                 812,409        8,206        820,615
                                                                       -----------    ---------    -----------

Balance at
   December 31, 2000                                                     1,024,934     (337,724)       687,210

Cash distributions
   to partners                        $  0.76          $   0.71           (588,646)      (5,946)      (594,592)

Net income                                                                 281,924        2,848        284,772
                                                                       -----------    ---------    -----------

Balance at
   December 31, 2001                                                   $   718,212    $(340,822)   $   377,390
                                                                       ===========    =========    ===========








See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                       2001           2000            1999
                                                                       ----           ----            ----

Cash flows provided by operating activities:
   Net income                                                       $   284,772    $   820,615    $   823,675
                                                                    -----------    -----------    -----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Finance income portion of receivables paid
         directly to lenders by lessees                                (246,723)       (93,426)      (168,261)
       Rental income paid directly to lenders by lessees               (582,931)    (1,002,474)      (620,426)
       Amortization of initial direct costs                               4,515         11,166         28,406
       Gains on sales of equipment                                       (4,856)      (606,784)      (354,424)
       Reversal of provision for bad debt                              (256,928)          --             --
       Interest expense on non-recourse financing
         paid directly by lessees                                       301,551        515,098        472,953
       Depreciation                                                     383,784        542,309        682,185
       Loss (income) from investment in joint venture                   491,869        117,866        (19,410)
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables (net)       175,928        388,648        613,099
         Distributions from joint venture                                  --           80,295        386,657
         Investment in joint venture                                       --             --          (52,616)
         Accounts payable to General Partner
           and affiliates, net                                            2,004          9,183         10,939
         Security deposits, deferred credits
           and other payables                                          (438,611)      (957,900)    (1,188,748)
         Other assets                                                    36,998         99,490           --
         Other                                                          (90,359)       142,262        (29,044)
                                                                    -----------    -----------    -----------

         Total adjustments                                             (223,759)      (754,267)      (238,690)
                                                                    -----------    -----------    -----------

       Net cash provided by
         operating activities                                            61,013         66,348        584,985
                                                                    -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of leases and equipment                          527,845      4,699,107      3,946,052
   Refurbishment of operating equipment                                    --             --       (1,369,714)
                                                                    -----------    -----------    -----------

       Net cash provided by investing activities                        527,845      4,699,107      2,576,338
                                                                    -----------    -----------    -----------






                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Years Ended December 31,

                                                        2001          2000           1999
                                                        ----          ----           ----

Cash flows from financing activities:
   Cash distributions to partners                     (594,592)    (4,132,405)    (2,486,059)
   Proceeds from notes payable - non-recourse             --        2,967,966           --
   Principal payments on note payable - recourse       (72,717)      (205,453)      (592,631)
   Principal payments on non-recourse - secured
     financing                                            --          (58,146)      (440,891)
   Principal payments on non-recourse debt                --       (3,472,320)          --
                                                   -----------    -----------    -----------

       Net cash used in financing activities          (667,309)    (4,900,358)    (3,519,581)
                                                   -----------    -----------    -----------

Net decrease in cash                                   (78,451)      (134,903)      (358,258)

Cash at beginning of year                              152,578        287,481        645,739
                                                   -----------    -----------    -----------

Cash at end of year                                $    74,127    $   152,578    $   287,481
                                                   ===========    ===========    ===========

























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     During the years ended December 31, 2001, 2000 and 1999, non-cash activities included the following:

                                                           2001          2000           1999
                                                           ----          ----           ----
Principal and interest on finance receivables
   paid directly to lenders by lessees                $   303,625    $   714,614    $   971,296
Rental income paid directly to lender by lessee           582,931      1,002,474        620,426
Principal and interest on non-recourse financing
   paid directly to lenders by lessees                   (886,556)    (1,717,088)    (1,591,722)

Decrease in investments in finance leases and
   financing due to contribution in joint venture            --             --          (51,876)
Increase in equity investment in joint venture               --             --           51,876
                                                      -----------    -----------    -----------

                                                      $      --      $      --      $      --
                                                      ===========    ===========    ===========

Interest expense
Interest expense on non-recourse debt paid directly
  to lenders by lessees                               $   301,551    $   515,098    $   472,953
Other interest                                              2,042         11,967        129,967
                                                      -----------    -----------    -----------

Total interest expense                                $   303,593    $   527,065    $   602,920
                                                      ===========    ===========    ===========

                                      ICON Cash Flow Partners, L.P., Series D
                                         (A Delaware Limited Partnership)

                                    Notes to Consolidated Financial Statements

                                                 December 31, 2001

1.   Organization

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed on February 21, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on August 23, 1991 and by its final closing on June 5, 1992, 400,000 units had been admitted into the Partnership with aggregate gross proceeds of $40,000,000. From 1994 through 2001, the Partnership redeemed 882 limited partnership units leaving 399,118 limited partnership units outstanding at December 31, 2001.

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

     ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The General Partner received organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering costs aggregated $5,400,000, (including $2,207,188 paid to the General Partner or its affiliates), and were charged directly to limited partners' equity.

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

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and revenues and expenses during

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

the reporting periods. Major estimates include the allowance for bad debts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated. The Partnership accounts for its interest in a less than 50% owned joint venture under the equity method of accounting. In such case, the Partnership's original investment is recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases following the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, third party appraisals, reviews of future cash flow and detailed market analyses are used as the basis for measuring whether an impairment loss should be recorded.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2001 and 2000 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value and (iii) fair value information concerning certain recourse and non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes are that of each of the partners rather than the Partnership.

     Reclassifications - Certain items have been reclassified to conform to the classification used in 2001.

     New Accounting Pronouncement - Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the partnership's current policy for impairment review. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

3.   Investment in Joint Venture

     The Partnership and affiliates formed a joint venture for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interest in the equipment

     ICON Receivables 1997-A L.L.C.

     In March 1997 the Partnership, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In September 1997 ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven own 17.81%, 31.19%, 31.03% and 19.97% interests, respectively, in 1997-A the Partnership accounts for its interest in 1997-A under the equity method of accounting.

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2001 and 2000 is summarized below:

                                        December 31, 2001     December 31, 2000

 Assets                                 $      1,856,582      $     9,002,519
                                        ================      ===============

 Liabilities                            $      1,707,445      $     6,848,927
                                        ================      ===============

 Equity                                 $        149,137      $     2,153,592
                                        ================      ===============

 Partnership's share of equity          $         26,561      $       518,430
                                        ================      ===============

                                            Year Ended           Year Ended
                                         December 31, 2001    December 31, 2000

 Net loss                               $     (2,004,455)     $      (661,929)
                                        ================      ===============

 Partnership's share of net loss        $       (491,869)     $      (117,866)
                                        ================      ===============

 Distributions to partners              $      -              $       450,867
                                        ================      ===============

 Partnership's share of distributions   $      -              $        80,295
                                        ================      ===============


     1997-A recorded a provision for bad debts of $1,825,000 in 2001 and $850,000 in 2000.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings as of December 31, 2001 are as follows:

                         Finance
  Year                    Lease         Financing       Total

 2002                  $    24,553    $   135,775   $   160,328
 2003                        -             84,000        84,000
 2004                        -          2,084,000     2,084,000
 2005                        -             87,088        87,088
                       -----------    -----------   -----------
                       $    24,553    $ 2,390,863   $ 2,415,416
                       ===========    ===========   ===========

     The finance lease was renewed in the first quarter of 2002 for an additional 36 months.

5.   Investment in Operating Lease

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft and leased them to U.S. Airways, Inc ("U.S. Air"). The purchase price totaled $6,819,250 and was funded with $3,619,250 of cash and $3,200,000 in non-recourse debt. In August 1999 the lease of one of the aircraft expired and the aircraft was remarketed to Wideroe's Flyveselskap ASA, a Norwegian air carrier for a term of four years under a lease which required the Partnership to fund approximately $1,370,000 of refurbishments. In November 1999, the Partnership extended the remaining U.S. Air lease for a term of four years. In September 2000, the Partnership sold the Wideroe aircraft for proceeds totaling $4,534,390 which resulted in a gain on sale of $708,500.

     The investments in operating leases at December 31, 2001 and 2000 were as follows:

                                                     2001           2000
                                                     ----           ----

Equipment cost, beginning of year                $   3,384,869  $   8,188,694
Equipment disposition                                -             (4,803,825)
                                                 -------------  --------------

Equipment cost, end of year                          3,384,869      3,384,869
                                                 -------------      ---------

Accumulated depreciation, beginning of year         (1,267,097)    (1,702,723)
Depreciation expense                                  (383,784)      (542,309)
Accumulated depreciation on disposition              -                977,935
                                                 -------------  -------------

Accumulated depreciation, end of year               (1,650,881)    (1,267,097)
                                                 -------------  -------------

Investment in operating leases, end of year      $   1,733,988  $   2,117,772
                                                 =============  =============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Non-cancelable minimum annual amounts due on the operating lease as of December 31, 2001 are as follows:
                     Year
                     2002                                 $       588,080
                     2003                                         539,000
                                                          ---------------
                                                          $     1,127,080

6.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                           Finance
                                           Leases     Financings     Total

Balance at December 31, 1998             $ 246,450    $140,766    $ 387,216

     Accounts written-off                  (79,889)    (48,669)    (128,558)
     Recovery of accounts previously
       written-off                          57,983       -           57,983
                                         ---------    --------    ---------

Balance at December 31, 1999               224,544      92,097      316,641

     Recovery on accounts previously
       written-off                          32,384       -           32,384
                                         ---------    --------    ---------

Balance at December 31, 2000               256,928      92,097      349,025

     Reversal of prior provisions         (256,928)       -        (256,928)
                                         ---------    --------    ---------

Balance at December 31, 2001             $       -    $ 92,097    $  92,097
                                         =========    ========    =========

7.   Notes Payable

     In May 1997 the Partnership borrowed $2,700,000 from a third party lender pursuant to a four year term loan agreement. The loan agreement granted the lender a security interest in certain lease payments and financings. The note bore interest at 9.25% and was payable in monthly installments of interest and principal. The Partnership repaid the note in full during the year ended December 31, 2001.

     In December 1995 the Partnership borrowed $4,148,838 by pledging lease receivables and granting a security interest in the underlying equipment and receivables relating to a specified group of leases and financing transactions. The loan accrued interest at a fixed rate of 8.02%, and was payable from receivable proceeds generated by the portfolio that had secured it. The note was fully repaid 2000.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft and leased them to U.S. Air. The purchase price totaled $6,819,250 of which the Partnership borrowed $3,200,000 in non-recourse debt from an unaffiliated third party lender (the Aircraft Lender). In October 1998, the Partnership borrowed an additional $750,000 from the Aircraft Lender to refurbish one of the two aircraft (in the aggregate the "Aircraft Debt").

     In August 1999 the Partnership borrowed $3,000,000 of new debt from a new lender at a rate of 9.6% with a scheduled maturity date of November 2003 and repaid a portion of the Aircraft Debt. In September 2000 the balance of the new debt of $2,504,354 was paid off with a portion of the proceeds of sale of one of the aircraft (see Note 5).

     In the first quarter of 2000, the Partnership refinanced the remaining Aircraft Debt outstanding and borrowed an additional $2,000,000 under a non-recourse note ("2000 Non-recourse Note"). This debt carries an interest rate of 11% and has a maturity date of November 2003. This debt is collateralized by the other aircraft on lease with U.S. Air and the underlying equipment with a net book value of $1,733,988 at December 31, 2001.

     The notes payable mature as follows:

                 2000                    Other
             Non-Recourse            Notes Payable
                 Note                 Non-Recourse                 Total
            --------------           ------------             --------------

 2002       $      341,547             $    133,102           $      474,649
 2003            2,051,841                      -                  2,051,841
            --------------             ------------           --------------

            $    2,393,388             $    133,102           $    2,526,490
            ==============             ============           ==============

8.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2000 and 1999 are as follows: Charged to Operations

Management fees                                                 $     193,017
Administrative expense reimbursements                                 113,548
                                                                -------------
Year ended December 31, 1999                                    $     306,565
                                                                =============

Management fees                                                 $      47,532
Administrative expense reimbursements                                  12,292
                                                                -------------
Year ended December 31,   2000                                  $      59,824
                                                                =============

     No such fees were incurred in the year ended December 31, 2001 pursuant to the General Partners voluntary decision to waiver its right to management fees and expense reimbursements effective July 1, 2000.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In accordance with the Manager Agreement, the Partnership paid the General Partner management fees based on a percentage of rental payments received (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operators (See Note 1 for information relating to organization and offering expenses and indemnity commission).

     Due to the reduced level of operations during the disposition period of the Partnership, the General Partner voluntarily waived all management fees and administrative expense reimbursements payable by the Partnership effective July 1, 2000.

     The Partnership has an investment in one non-consolidated joint venture with other Partnerships sponsored by the General Partner (See Note 3 for additional information relating to the joint venture).

9.   Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with third parties based on specified formulas. During the year ended December 31, 1999, the Partnership paid $152,739, to third parties as their share of the proceeds. No such obligations were incurred in 2000 and 2001.

10.  Tax Information (Unaudited)

     The following reconciles net income for financial statement reporting purposes to income (loss) for federal income tax purposes for the years ended December 31:

                                                          2001         2000        1999

Net income for financial statement reporting purposes   $ 284,772  $   820,615  $   823,675

Differences due to:
   Direct finance leases                                  246,723      449,184    1,315,734
   Depreciation and amortization                         (225,783)  (1,062,527)  (2,020,504)
   Provision for losses                                  (256,928)     (29,384)     (70,575)
   Gain (loss) on sale of equipment                       312,147     (184,260)    (686,442)
   Other                                                 (339,262)      85,051      (78,444)
                                                        ---------  -----------  -----------
Partnership income (loss) for
   federal income tax reporting purposes                $  21,669  $    78,679  $  (716,556)
                                                        =========  ===========  ===========


     As of December 31, 2001, the partners' capital accounts for financial statement reporting purposes totaled $377,390 compared to the partners' capital accounts for federal income tax purposes of $6,934,133 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax regarding purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

11.  Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the years ended December 31, 2001 and 2000:

                                                                  For the Quarters Ended
                                          ----------------------------------------------------------------------

                                             March 31,           June 30,       September 30,      December 31,
                                             --------            -------        ------------       -----------

2001
     Revenues                             $     424,703      $    (215,214)     $     208,124     $     457,082
                                          =============      =============      =============     =============

     Net income (loss) allocable to
       limited partners                   $     192,964      $    (426,480)(1)  $       8,895     $     506,545(2)
                                          =============      =============      =============     =============

     Net income (loss) per weighted
       average limited partnership unit   $        0.48      $       (1.07)     $       0.02      $        1.28
                                          =============      =============      ============      =============

2000
     Revenues                             $     451,153      $     465,995      $     946,824     $     336,395
                                          =============      =============      =============     =============

     Net income allocable to
       limited partners                   $      55,958      $      23,272      $     619,452     $     113,727
                                          =============      =============      =============     =============

     Net income per weighted
       average limited partnership unit   $        0.14      $        0.06      $       1.55      $        0.29
                                          =============      =============      ============      =============


(1) The second quarter of 2001 includes the effect of the Partnership's share of the $1,825,000 provision for bad debts recorded by a joint venture in which the Partnership has an interest (See note 3).

(2)  The  fourth   quarter  of  2001  includes  the  effect  of  a  reversal  of approximately $257,000 of allowances for bad debts no longer deemed necessary.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 100 Fifth Avenue, New York, New York 10011, and its telephone number is (212) 418-4700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

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

     Paul B. Weiss, age 41, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Thomas W. Martin, age 48, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2001, 2000 and 1999.

                                                  Type of
     Entity                 Capacity           Compensation             2001      2000       1999
     ------                 --------           ------------             ----      ----       ----

ICON Capital Corp.       General Partner    Management fees          $  -       $47,532    $193,017
ICON Capital Corp.       General Partner    Administrative expense
                                              reimbursements            -        12,292     113,548
                                                                     ---------  -------    --------

                                                                     $  -       $59,824    $306,565
                                                                     =========  =======    ========


                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The registrant is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 29, 2002, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

Item 13.  Certain Relationships and Related Transactions

     See  Item  11  for  a  discussion  of  the   Partnership's   related  party
transactions. See Notes 3 and 8 for a discussion of the Partnership's related party transactions.

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

                                December 31, 2001

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

          (iii)Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 4 to Form S-1 Registration Statement No. 33-40044 filed with the Securities and Exchange Commission on August 14, 1991) (iv) (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 2001.

(c)  Exhibits

(d) Unconsolidated Joint Venture Financial Statements ICON Receivables 1997-A - as of and for the years ended December 31, 2001 and 2000

                         ICON Receivables 1997-A L.L.C.

                              Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Members ICON Receivables 1997-A L.L.C.

We have audited the accompanying balance sheets of ICON Receivables 1997-A L.L.C. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of ICON Receivables 1997-A L.L.C. as of December 31 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                           /s/KPMG LLP
                                           -------------------------------------
                                           KPMG LLP


April 15, 2002
New York, New York

                         ICON Receivables 1997-A L.L.C.

                                 Balance Sheets

                                  December 31,


         Assets                                       2001              2000
         ------                                       ----              ----

Cash                                             $    673,740      $    619,719
                                                 ------------      ------------

Investment in finance leases
   Minimum rents receivable                         2,984,147         4,594,866
   Estimated unguaranteed residual values             269,211           565,788
   Unearned income                                   (134,914)         (354,592)
   Allowance for doubtful accounts                 (2,174,224)         (786,560)
                                                 ------------      ------------
                                                      944,220         4,019,502
                                                 ------------      ------------

Investment in financings
   Minimum rents receivable                              -            4,570,567
   Unearned income                                       -             (245,371)
   Allowance for doubtful accounts                       -             (802,699)
                                                 ------------      ------------
                                                         -            3,522,497
                                                 ------------      ------------


Other assets                                          238,622           840,801
                                                 ------------      ------------

Total assets                                     $  1,856,582      $  9,002,519
                                                 ============      ============

    Liabilities and Members' Equity

Notes payable non-recourse                       $  1,157,730     $   5,016,098
Security deposits, deferred credits
 and other payables                                   549,715         1,832,829
                                                 ------------     -------------

Total liabilities                                   1,707,445         6,848,927
                                                 ------------     -------------

Members' equity                                       149,137         2,153,592
                                                 ------------     -------------

Total liabilities and members' equity            $  1,856,582     $   9,002,519
                                                 ============     =============












See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                            Statements of Operations

                        For the Years Ended December 31,

                                                 2001             2000
                                                 ----             ----

Revenue

  Finance income                            $    465,049    $    960,903
  Interest income and other                       56,001         135,580
  Gain on remarketing of equipment                26,997         161,410
                                            ------------    ------------

   Total revenues                                548,047       1,257,893
                                            ------------    ------------

Expenses

  General and administrative and
   other expenses                                531,747         450,902
  Interest expense                               195,755         618,920
  Provision for doubtful accounts              1,825,000         850,000
                                            ------------    ------------
  Total expenses                               2,552,502       1,919,822
                                            ------------    ------------

Net loss                                    $ (2,004,455)   $   (661,929)
                                            ============    ============


















See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                    Statements of Changes in Members' Equity

                 For the Years Ended December 31, 2001 and 2000

                                              Total

Balance at December 31, 1999            $    3,266,388
                                        --------------

Net loss                                      (661,929)

Distributions to members                      (450,867)
                                        --------------

Balance at December 31, 2000                 2,153,592

Net loss                                    (2,004,455)
                                        --------------

Balance at December 31, 2001            $      149,137
                                        ==============




















See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                              2001          2000
                                                              ----          ----

Cash flows from operating activities:
   Net loss                                              $(2,004,455)   $  (661,929)
                                                         -----------    -----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Gain from the sale of finance leases                      (26,997)      (161,410)
   Provision for doubtful accounts                         1,825,000        850,000
   Changes in operating assets and liabilities:
     Collection of principal                               4,476,202      5,518,901
     Other assets                                            602,179        349,534
     Security deposits, deferred credits and
      other payables                                      (1,283,114)       340,695
                                                         -----------    -----------

     Total adjustments                                     5,593,270      6,897,720
                                                         -----------    -----------

     Net cash provided by operating activities             3,588,815      6,235,791
                                                         -----------    -----------

Cash flows from investing activities:
   Proceeds from the sales of equipment                      323,574      1,379,988
                                                         -----------    -----------

  Net cash provided by investing activities                  323,574      1,379,988
                                                         -----------    -----------

Cash flows from financing activities:
   Principal payments on notes payable non-recourse       (3,858,368)    (8,193,119)
   Distributions to members                                     --         (450,867)
                                                         -----------    -----------

       Net cash used in investing activities              (3,858,368)    (8,643,986)
                                                         -----------    -----------

Net increase (decrease) in cash                               54,021     (1,028,207)

Cash at the beginning of the year                            619,719      1,647,926
                                                         -----------    -----------

Cash at the end of the year                              $   673,740    $   619,719
                                                         ===========    ===========

Supplemental information-interest paid                   $   194,555    $   640,625
                                                         ===========    ===========









See accompanying notes to financial statement.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

1.  Organization

     ICON Receivables 1997-A L.L.C. (the "Company"), was formed in March 1997 and commenced business operations in 1997. In 1997, ICON Cash Flow Partners L.P., Series D ("Series D"), ICON Cash Flow Partners, L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases and finance receivables and residuals to the Company. The financial statements reflect the Company's management of such contributed assets. Since its formation, the Company has not entered into any new transactions other than owning and managing the assets contributed for the benefit of the members. The Company is managed by the General Partner of the Company's members. The Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

2.  Significant Accounting Policies

     Basis of Accounting and Presentation - The Company's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Leases - The Company's leases are accounted for as finance leases. As such, the Company recorded, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method.

     Investment in Financings - Investment in financings represented the gross receivables due from the financing of equipment less the related unearned income. The unearned income was recognized as finance income over the terms of the receivables using the interest method.

     Allowance for Doubtful Accounts - The Company records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Company's write-off policy is based on an analysis of the aging of the Company's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the members rather than the Company.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

     Impairment of Estimated Residual Values - The Company's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual assets basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are that the estimated fair value of the underlying equipment is less than the Company's carrying value.

     The Company measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Company from release or resale of the equipment.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Company's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Company's current policy for impairment review.

3.   Finance Lease Receivables

     Non-cancelable minimum annual amounts due on finance leases at December 31, 2001 are as follows:


             Year           Amount

             2002      $   2,926,097
             2003             40,036
             2004             18,014
                       -------------

                       $   2,984,147
                       =============

     The Company's allowance for doubtful accounts relates to a significant amount of past due receivables which are reflected in the above table as due in 2002.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

4.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following: Finance Leases Financings Total

Balance at December 31, 1999          $   101,122    $    66,788    $   167,910

    Recoveries on accounts
      previously written-off              274,938        296,411        571,349
    Provision for doubtful accounts       410,500        439,500        850,000
                                      -----------    -----------    -----------

Balance at December 31, 2000              786,560        802,699      1,589,259

    Accounts written-off                 (437,336)      (802,699)    (1,240,035)
    Provision for doubtful accounts     1,825,000           --        1,825,000
                                      -----------    -----------    -----------

Balance at December 31, 2001          $ 2,174,224    $      --      $ 2,174,224
                                      ===========    ===========    ===========

5.   Notes Payable

     The notes payable are non-recourse, bear interest at rates ranging from 6.435% to 6.95% and are secured by and payable from the collections of finance lease receivables and proceeds from the sales of residuals.

6.       Other Assets

     Other assets include amounts due from affiliates of $206,421 and $263,700 at December 31, 2001 and 2000, respectively which represent amounts collected by an affiliate on the Company's behalf.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2001

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

                                 ICON CASH FLOW PARTNERS, L.P., Series D
                                 File No. 33-40044 (Registrant)
                                 By its General Partner, ICON Capital Corp.


Date: April 15, 2002             /s/ Beaufort J.B. Clarke
                                 -----------------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date: April 15, 2002          /s/ Beaufort J.B. Clarke
                              --------------------------------------------------
                              Beaufort J.B. Clarke
                              Chairman, Chief Executive Officer and Director

Date: April 15, 2002          /s/ Paul B. Weiss
                              --------------------------------------------------
                              Paul B. Weiss
                              President and Director


Date: April 15, 2002          /s/ Thomas W. Martin
                              --------------------------------------------------
                              Thomas W. Martin
                              Executive Vice President
                              (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act
--------------------------------------------------------------------------------

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.