Form 10-Q
period 2002-03-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 2002-05-15
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                       March 31, 2002
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                       March 31,   December 31,
                                                         2002          2001
                                                         ----          ----
         Assets

Cash                                                 $     7,637    $    74,127
                                                     -----------    -----------

Investment in finance leases
   Minimum rents receivable                               10,877         24,553
   Estimated unguaranteed residual
     values                                               42,547        119,400
   Initial direct costs                                     --              350
   Unearned income                                          --             (697)
                                                     -----------    -----------
                                                          53,424        143,606
                                                     -----------    -----------

Investment in operating lease equipment, at cost       3,459,597      3,384,869
Accumulated depreciation                              (1,753,056)    (1,650,881)
                                                     -----------    -----------
                                                       1,706,541      1,733,988

Investment in financings
   Receivables due in installments                     2,339,559      2,390,863
   Initial direct costs                                     --              105
   Unearned income                                      (442,547)      (487,655)
   Allowance for doubtful accounts                       (92,097)       (92,097)
                                                     -----------    -----------
                                                       1,804,915      1,811,216

Investment in joint venture                               22,448         26,561
                                                     -----------    -----------

Other assets                                              55,450         58,052
                                                     -----------    -----------

Total assets                                         $ 3,650,415    $ 3,847,550
                                                     ===========    ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                   March 31,    December 31,
                                                     2002           2001
                                                     ----           ----

    Liabilities and Partners' Equity

Notes payable - non-recourse                      $ 2,418,962   $  2,526,490
Security deposits, deferred credits and
   other payables                                     765,868        943,670
                                                  -----------   ------------
                                                    3,184,830      3,470,160

Partners' equity (deficiency)
   General Partner                                   (339,940)      (340,822)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price)              805,525        718,212
                                                  -----------   ------------

Total partners' equity                                465,585        377,390
                                                  -----------   ------------

Total liabilities and partners' equity            $ 3,650,415   $  3,847,550
                                                  ===========   ============









See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the three Months Ended March 31,

                                   (unaudited)

                                                   2002           2001
                                                   ----           ----
Revenue
   Rental income                                $ 263,836     $  347,000
   Finance income                                  45,805         78,074
   (Loss) gain on sales of equipment              (11,105)         1,775
   Loss from investment  in joint venture          (4,113)        (8,752)
   Interest and other income                        3,083          6,606
                                                ---------     ----------

   Total revenues                                 297,506        424,703
                                                ---------     ----------

Expenses
   Depreciation                                   102,175         95,946
   Interest                                        64,806         81,505
   General and administrative                      41,875         51,030
   Amortization of initial direct costs               455          1,309
                                                ---------     ----------

   Total expenses                                 209,311        229,790
                                                ---------     ----------

Net income                                      $  88,195     $  194,913
                                                =========     ==========

Net income allocable to:
   Limited partners                             $  87,313     $  192,964
   General Partner                                    882          1,949
                                                ---------     ----------

                                                $  88,195     $  194,913
                                                =========     ==========
Weighted average number of limited
   partnership units outstanding                  399,118        399,118
                                                =========     ==========

Net income per weighted average
   limited partnership unit                     $     .22     $      .48
                                                =========     ==========








See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2002 and
                        the Year Ended December 31, 2001

                                   (unaudited)

                          Limited Partner Distributions

                       Return of  Investment    Limited       General
                       Capital    Income        Partners      Partner      Total
                       -------    ------        --------      -------      -----
                   (Per weighted average unit)
Balance at
   December 31, 2000                           $ 1,024,934  $ (337,724)  $  687,210

Cash distributions
   to partners       $ 0.76      $ 0.71           (588,646)     (5,946)    (594,592)

Net income                                         281,924       2,848      284,772
                                               -----------  ----------   ----------

Balance at
   December 31, 2001                               718,212    (340,822)     377,390

Net income                                          87,313         882       88,195
                                               -----------  ----------   ----------

Balance at
   March 31, 2002                              $   805,525  $ (339,940)  $  465,585
                                               ===========  ==========   ==========








See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                           2002          2001
                                                           ----          ----
Cash flows from operating activities:
   Net income                                            $  88,195    $ 194,913
                                                         ---------    ---------
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
       Interest expense on non-recourse financing
         paid directly to lenders by lessees                64,806       80,540
       Depreciation                                        102,175       95,946
       Finance income portion of receivables paid
         directly to lenders by lessees                    (35,075)     (13,748)
       Rental income paid directly to lenders by
         lessees                                          (172,333)    (147,000)
       Loss from investment in joint venture                 4,113        8,752
       Amortization of initial direct costs                    455        1,309
       Loss (gain) on sales of equipment                    11,105       (1,775)
       Changes in operating assets and liabilities:
         Non-financed receivables                           64,980       38,527
         Security deposits, deferred credits and
           other payables                                 (177,802)     203,731
         Other assets                                        2,602       (8,156)
         Other                                             (20,233)     (42,174)
                                                         ---------    ---------

           Total adjustments                              (155,207)     215,952
                                                         ---------    ---------

       Net cash (used in) provided by operating
         activities                                        (67,012)     410,865
                                                         ---------    ---------

Cash flows from investing activities-proceeds
   from sales of equipment                                     522       15,700
                                                         ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners                             --       (292,284)
   Principal payments on note payable - recourse              --        (31,226)
                                                         ---------    ---------

       Net cash used in financing activities                  --       (323,510)
                                                         ---------    ---------

Net (decrease) increase in cash                            (66,490)     103,055

Cash at beginning of period                                 74,127      152,578
                                                         ---------    ---------

Cash at end of period                                    $   7,637    $ 255,633
                                                         =========    =========




See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     During the three months ended March 31, 2002 and 2001, non-cash activities included the following:

                                                          2002         2001
                                                          ----         ----
Principal and interest on direct finance
   receivables paid directly to lenders by lessees     $      -     $   70,037
Rental income assigned operating lease receivable         172,333      147,000
Principal and interest on non-recourse financing
   paid directly by lessees                              (172,333)    (217,037)
                                                       ----------   ----------

                                                       $      -     $      -
                                                       ==========   ==========

     Interest expense of $64,806 and $81,505 for the three months ended March 31, 2002 and 2001 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $64,806 and $80,540, respectively, and interest expense on note payable - recourse of $0 and $965, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

                                   (unaudited)

1.   Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2001 Annual Report on Form 10-K.

2.   Disposition Period

     The Partnership's reinvestment period ended June 5, 1997 and the disposition period began. During the disposition period, the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period.

3.   Investment in Joint Venture-Related Party Transactions

     In March 1997 the Partnership, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In September 1997 ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series E, L.P. Six and L.P. Seven own 17.81%, 31.19%, 31.03% and 19.97% interests, respectively, in 1997-A. The Partnership accounts for its interest in 1997-A under the equity method of accounting.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of 1997-A as of March 31, 2002 and December 31, 2001 and its results of operations for the quarters ended March 31, 2002 and 2001 are summarized below:

                                       March 31, 2002     December 31, 2001
                                       --------------     -----------------

   Assets                                $ 1,128,972        $ 1,856,582
                                         ===========        ===========

   Liabilities                           $ 1,002,930        $ 1,707,445
                                         ===========        ===========

   Equity                                $   126,042        $   149,137
                                         ===========        ===========

   Partnership's share of equity         $    22,448        $    26,561
                                         ===========        ===========

                                     Three Months Ended  Three Months Ended
                                       March 31, 2002      March 31, 2001
                                       --------------      --------------

  Net loss                               $   (23,095)       $   (49,144)
                                         ===========        ===========

  Partnership's share of
     net loss                            $    (4,113)       $    (8,752)
                                         ===========        ===========

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2002 and 2001

     Revenues for the three months ended March 31, 2002 ("2002 Quarter") were $297,506, representing a decrease of $127,197 from the quarter ended March 31, 2001 ("2001 Quarter"). The decrease in revenues resulted primarily from a decrease in rental income of $83,164 and decrease in finance income of $32,269, and losses from sales of equipment of $11,105 for the quarter ended March 31, 2002 as compared to gains from sales of equipment of $1,775 for the quarter ended March 31, 2001.

     Rental income decreased primarily due to a one-time settlement payment of $200,000 received in the first quarter of 2001 which was partially offset by rents generated by the renewal of certain leases which were reclassified from finance leases to operating leases in the 2002 Quarter. Finance income decreased due to a decrease in the size of the lease investments in finance leases portfolio from 2001 to 2002 due to the expiration of the leases.

     Expenses for the three months ended March 31, 2002 were $209,311 representing a decrease of $20,479 compared to the three months ended March 31, 2001. The decrease in expenses resulted primarily from a decrease in interest expense of $16,699 due to a decrease in the average debt outstanding

     Net income for the three months ended March 31, 2002 and 2001 was $88,195 and $194,913, respectively. The net income per weighted average limited partnership unit outstanding was $.22 and $.48 for the 2002 Quarter and 2001 Quarter, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Liquidity and Capital Resources

     The Partnership used its available cash to fund cash used in operations of $67,012 in the 2002 Quarter. Because the Partnership's cash used in operating activities exceeded cash generated by financing and investing activities, liquidity was reduced. There were no cash distributions to the limited partners for the three months ended March 31, 2002.

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

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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

                                  ICON CASH FLOW PARTNERS, L.P., SERIES D
                                  File No. 33-40044 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.




      May 15, 2002                /s/ Thomas W. Marti
------------------------------    ----------------------------------------------
          Date                    Thomas W. Martin
                                  Executive Vice President
                                 (Principal financial and accounting officer of
                                  the General Partner of the Registrant)