Form 10-Q
period 2002-06-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 2002-08-14
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
For the period ended                     June 30, 2002
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)


                                                     June 30,      December 31,
                                                       2002            2001
                                                       ----            ----
         Assets

Cash                                                $      --      $    74,127
                                                    -----------    -----------

Investment in finance leases
   Minimum rents receivable                               6,971         24,553
   Estimated unguaranteed residual values                42,547        119,400
   Initial direct costs                                    --
                                                                           350
   Unearned income                                         --
                                                    -----------    -----------
                                                                          (697)
                                                         49,518        143,606
                                                    -----------    -----------

Investment in operating lease equipment, at cost      3,459,597      3,384,869
Accumulated depreciation                             (1,855,229)    (1,650,881)
                                                    -----------    -----------
                                                      1,604,368      1,733,988

Investment in financings
   Receivables due in installments                    2,324,834      2,390,863
   Initial direct costs                                    --
                                                                           105
   Unearned income                                     (396,921)      (487,655)
   Allowance for doubtful accounts                      (92,097)       (92,097)
                                                    -----------    -----------
                                                      1,835,816      1,811,216

Investment in joint venture                              16,974         26,561
                                                    -----------    -----------

Other assets                                             47,289         58,052
                                                    -----------    -----------

Total assets                                        $ 3,553,965    $ 3,847,550
                                                    ===========    ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)


                                                 June 30,      December 31,
                                                   2002           2001
                                                   ----           ----

    Liabilities and Partners' Equity

Notes payable - non-recourse                    $ 2,308,802    $ 2,526,490
Security deposits, deferred credits and
  other payables                                    698,242        943,670
                                                -----------    -----------

                                                  3,007,044      3,470,160

Partners' equity (deficiency)
   General Partner                                 (339,127)      (340,822)
   Limited partners (399,118 units
    outstanding, $100 per unit original
    issue price)                                    886,048        718,212
                                                -----------    -----------

Total partners' equity                              546,921        377,390
                                                -----------    -----------

Total liabilities and partners' equity          $ 3,553,965    $ 3,847,550
                                                ===========    ===========








See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)


                                                           For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                            2002         2001           2002           2001
                                                            ----         ----           ----           ----
Revenue
   Rental income                                     $     267,180   $     147,000  $     531,016  $     494,000
   Finance income                                           45,622          63,971         91,427        142,045
   (Loss) gain on sales of equipment                             -          25,709        (11,105)        27,484
   Loss from investment
     in joint venture                                       (5,474)       (451,999)        (9,587)      (460,751)
   Interest and other income                                   843             105          3,926          6,711
                                                     -------------   -------------  -------------  -------------

   Total revenues                                          308,171        (215,214)       605,677        209,489
                                                     -------------   -------------  -------------  -------------

Expenses
   Depreciation                                            102,173          95,946        204,348        191,892
   Interest                                                 62,524          77,675        127,330        159,180
   General and administrative                               62,138          40,895        104,013         91,925
   Amortization of initial direct costs                          -           1,058            455          2,367
                                                     -------------   -------------  -------------  -------------

   Total expenses                                          226,835         215,574        436,146        445,364
                                                     -------------   -------------  -------------  -------------

Net income                                           $      81,336   $    (430,788) $     169,531  $    (235,875)
                                                     =============   =============  =============  =============

Net income allocable to:
   Limited partners                                  $      80,523   $    (426,480) $     167,836  $    (233,516)
   General Partner                                             813          (4,308)         1,695         (2,359)
                                                     -------------   -------------- -------------  -------------

                                                     $      81,336   $    (430,788) $     169,531  $    (235,875)
                                                     =============   =============  =============  =============
Weighted average number of limited
   partnership units outstanding                           399,118         399,118        399,118        399,118
                                                     =============   =============  =============  =============

Net income per weighted average
   limited partnership unit                          $         .20   $      (1.07)  $         .42  $        (.59)
                                                     =============   ============   =============  =============






See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                     For the Six Months Ended June 30, 2002
                      and the Year Ended December 31, 2001

                                   (unaudited)

                          Limited Partner Distributions

                      Return of Investment Limited General
                              Capital       Income        Partners       Partner         Total
                           (Per weighted average unit)

Balance at
   December 31, 2000                                    $ 1,024,934  $    (337,724)  $    687,210

Cash distributions
   to partners                $   0.76     $   0.71        (588,646)        (5,946)      (594,592)

Net income                                                  281,924          2,848        284,772
                                                        -----------  -------------   ------------

Balance at
   December 31, 2001                                        718,212       (340,822)       377,390

Net income                                                  167,836          1,695        169,531
                                                        -----------  -------------   ------------

Balance at
   June 30, 2002                                        $   886,048  $    (339,127)  $    546,921
                                                        ===========  =============   ============









See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)


                                                       2002           2001
                                                       ----           ----
Cash flows from operating activities:
 Net income                                          $ 169,531    $(235,875)
                                                     ---------    ---------
 Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
   Interest expense on non-recourse financing
    paid directly to lenders by lessees                127,330      157,549
    Depreciation                                       204,348      191,892
    Rental income paid directly to lenders by
     lessees                                          (345,018)    (294,000)
    Finance income-accrued or paid directly to
     lenders by lessee                                 (76,488)     (94,920)
    Loss from investment in joint venture                9,587      460,751
    Amortization of initial direct costs                   455        2,367
    Loss (gain) on sales of equipment                   11,105      (27,484)
    Changes in operating assets and liabilities:
      Non-financed receivables                          83,612       72,732
      Security deposits, deferred credits and
       other payables                                 (245,428)    (128,060)
      Other assets                                      10,763        7,173
      Other                                            (25,418)      47,509
                                                     ---------    ---------

        Total adjustments                             (245,152)     395,509
                                                     ---------    ---------

      Net cash (used in) provided by operating
       activities                                      (75,621)     159,634
                                                     ---------    ---------

Cash flows from investing activities-proceeds
 from sales of equipment                                 1,494      362,061
                                                     ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners                         --       (594,647)
   Principal payments on note payable - recourse          --        (72,717)
                                                     ---------    ---------

       Net cash used in financing activities              --       (667,364)
                                                     ---------    ---------

Net decrease in cash                                   (74,127)    (145,669)

Cash at beginning of period                             74,127      152,578
                                                     ---------    ---------

Cash at end of period                                $    --      $   6,909
                                                     =========    =========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     During the six months ended June 30, 2002 and 2001, non-cash activities included the following:


                                                      2002              2001
                                                      ----              ----
Principal and interest on direct finance
 receivables paid directly to lenders
 by lessees                                      $      -          $    153,281
Rental income - investments in operating
  leases assigned receivable to lenders              345,018            294,000
Principal and interest on non-recourse
 financing paid directly by lessees                 (345,018)          (447,281)
                                                 ------------      -------------

                                                 $         -       $        -
                                                 ============      =============


     Interest expense of $127,330 and $159,180 for the six months ended June 30, 2002 and 2001 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $127,330 and $157,549, respectively, and interest expense on note payable - recourse of $0 and $1,631, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

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

2.   Disposition Period

     The Partnership's reinvestment period ended June 5, 1997 and the disposition period began on June 6, 1997. During the disposition period, the Partnership has and will continue to utilize available cash to pay its liabilities; distribute substantially all remaining cash from operations and equipment sales to the partners; and continue the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period.

3.   Investment in Joint Venture - Related Party Transactions

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of 1997-A as of June 30, 2002 and December 31, 2001 and its results of operations for the quarters ended June 30, 2002 and 2001 are summarized below:


                                         June 30, 2002    December 31, 2001
                                         -------------    -----------------

  Assets                                 $    633,941       $   1,856,582
                                         ============       =============

  Liabilities                            $    538,636       $   1,707,445
                                         ============       =============

  Equity                                 $     95,305       $     149,137
                                         ============       =============

  Partnership's share of equity          $     16,974       $      26,561
                                         ============       =============

                                       Six Months Ended   Six Months Ended
                                         June 30, 2002      June 30, 2001
                                         -------------      -------------

 Net loss                                $    (53,832)      $  (1,868,675)
                                         ============       =============

 Partnership's share of
    net loss                             $     (9,587)      $    (460,751)
                                         ============       =============


     1997-A recorded a provision for bad debts of $1,82 5,000 during the six months period ended June 30, 2001.

4.   Subsequent Event

     On August 11, 2002, the lessee of the Partnership's aircraft, US Airways, filed for bankruptcy under Chapter 11. The Partnership has not yet determined the effect, if any, the bankruptcy filing will have on the lease.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2002 and 2001

     Revenues for the three months ended June 30, 2002 ("2002 Quarter") were $308,171, representing an increase of $523,385 from the quarter ended June 30, 2001 ("2001 Quarter"). The increase in revenues resulted primarily from a decrease in losses from the investment in joint venture of $446,525 and an increase in rental income of $120,180, which was partially offset by a decrease in finance income of $18,349 and a decrease in net gain on sales of equipment of $25,709.

     The decrease in losses from the investment in joint ventures was due to a $1,825,000 provision for bad debts recorded by the venture in the 2001 Quarter. No such amount was required in the 2002 Quarter. The Partnership's share of the loss in the 2001 period was $451,999. Rental income increased primarily due to rents generated by the renewal of certain leases which were reclassified from finance leases to operating leases in 2002. Finance income decreased due to a decrease in the size of investments in finance leases from 2001 to 2002 due to the expiration of the leases. The net gain on sales of equipment decreased because there was no equipment sold in the 2002 Quarter.

     Expenses for the 2002 Quarter were $226,835 representing an increase of $11,261 as compared to the 2001 Quarter.

     Net income (loss) for the 2002 Quarter and the 2001 Quarter was $81,336 and $(430,788), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $.20 and $(1.07) for the 2002 Quarter and 2001 Quarter, respectively.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

     Revenues for the six months ended June 30, 2002 ("2002 Period") were $605,677, representing an increase of $396,188 from the quarter ended June 30, 2001 ("2001 Period"). The increase in revenues resulted primarily from a decrease in losses from investment in joint venture of $451,164 and an increase in rental income of $37,016. Offsetting those increases was a decrease in finance income of $50,618 and losses from sales of equipment of $11,105 for the 2002 Period as compared to gains from sales of equipment of $27,484 for the 2001 Period.

     The decrease in losses from investment in joint venture was due to a $1,825,000 provision for bad debts recorded by the venture in the 2001 Period. The Partnership's share of the loss in the 2001 period was $460,751. Rental income increased primarily due to rents generated by the renewal of certain leases which were reclassified from finance leases to operating leases in the first quarter of 2002 partially offset by a one-time settlement payment of $200,000 received in the first quarter of 2001. Finance income decreased due to a decrease in the size of the lease investments in finance leases portfolio from 2001 to 2002 due to the expiration of the leases.

     Expenses for the 2002 Period were $436,146 representing a decrease of $9,218 compared to the 2001 Period.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Net income (loss) for the 2002 Period and 2001 Period was $169,531 and $(235,875), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $.42 and $(.59) for the 2002 Period and the 2001 Period respectively.

Liquidity and Capital Resources

     The Partnership used all of its available cash to fund its operations during the 2002 Period and as a result, there was no cash available for distributions to the limited partners during the 2002 Period. Further, the Partnership's only current sources of cash are proceeds being collected from one financing at the rate of $7,000 per month plus certain month to month renewal lease payments. During the six months ended June 30, 2002, $20,531 was received from such month to month rentals. The Partnership anticipates that it will begin receiving cash rentals from a three year lease renewal that commenced in January 2002 upon the repayment of a related residual sharing obligation which is scheduled to be paid off in the second quarter of 2003. The Partnership's cash flow may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows. The Partnership's only significant assets remaining are a DeHavilland DHC-8-102 aircraft which is subject to a lease which is scheduled to expire in the fourth quarter of 2003 and whose lease payments are being paid by the lessee directly to a non-recourse lender. The loan has a $1.7 million balloon payment due at such time. On August 11, 2002, the lessee of the Partnership's aircraft, US Airways, filed for bankruptcy under Chapter 11. The Partnership has not yet determined the effect, if any, the bankruptcy filing will have on the lease. In addition, the Partnership has a financing receivable with a balloon payment of $2 million due in July 2004. It is anticipated that cash distributions, if any, will not be significant until the realization of proceeds from the sale or release of the DeHavilland aircraft and the maturity of the financing.

     The Partnership's reinvestment period ended June 5, 1997 and the disposition period began on June 6, 1997. During the disposition period the Partnership has, and will continue to distribute, substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period.

     As a result of the Partnership's being in its disposition period, future monthly distributions, if any are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The Partnership managed its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation stream matches the fixed rate lease receivable stream generated by the Partnership's lease investment. The only outstanding debt at June 30, 2002 is a non recourse loan which matures in November 2003, associated with a DeHavilland DHC 8-102 aircraft. At lease termination, a $1.7 million balloon payment is due on the debt, and is expected to be paid with sale or release proceeds.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Exhibits

99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                  ICON CASH FLOW PARTNERS, L.P., SERIES D
                                  File No. 33-40044 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.



    August 14, 2002               /s/ Thomas W. Martin
-------------------------         ----------------------------------------------
        Date                      Thomas W. Martin
                                  Executive Vice President
                                  (Principal financial and accounting officer of
                                  the General Partner of the Registrant)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 2002

EXHIBIT 99-1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Series D.

Dated:  August 14, 2002




                   /s/ Beaufort J.B. Clarke
                   -------------------------------------------------------------
                   Beaufort J.B. Clarke
                   Chairman and Chief Executive Officer
                   ICON Capital Corp.
                   sole General Partner of ICON Cash Flow Partners L.P. Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 2002


EXHIBIT 99-2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Series D.

Dated:  August 14, 2002




                   /s/ Thomas W. Martin
                   -------------------------------------------------------------
                   Thomas W. Martin
                   Executive Vice President (Principal
                   Financial and Accounting Officer)
                   ICON Capital Corp.
                   sole General Partner of ICON Cash Flow Partners L.P. Series D