Form 10-Q
period 2002-09-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 2002-11-15
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                   September 30, 2002
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                               0-27902
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                  September 30,    December 31,
                                                      2002             2001
                                                      ----             ----
         Assets
         ------
Cash                                               $    56,791      $    74,127
                                                   -----------      -----------

Investment in finance leases
 Minimum rents receivable                               10,285           24,553
 Estimated unguaranteed residual values                 27,463          119,400
 Initial direct costs                                     -                 350
 Unearned income                                          -                (697)
                                                   -----------      -----------
                                                        37,748          143,606
                                                   -----------      -----------

Investment in operating lease equipment,
 at cost                                             3,459,597        3,384,869
Accumulated depreciation                            (1,957,403)      (1,650,881)
                                                   -----------      -----------
                                                     1,502,194        1,733,988
                                                   -----------      -----------

Investment in financings
 Receivables due in installments                     2,215,600        2,390,863
 Initial direct costs                                     -                 105
 Unearned income                                      (350,762)        (487,655)
 Allowance for doubtful accounts                       (92,097)         (92,097)
                                                   -----------      -----------
                                                     1,772,741        1,811,216
                                                   -----------      -----------

Investment in joint venture                             13,536           26,561
                                                   -----------      -----------

Other assets                                            68,244           58,052
                                                   -----------      -----------

Total assets                                       $ 3,451,254      $ 3,847,550
                                                   ===========      ===========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                 September 30,     December 31,
                                                     2002              2001
                                                     ----              ----

     Liabilities and Partners' Equity
     --------------------------------

Notes payable - non-recourse                       $ 2,196,999      $ 2,526,490
Security deposits, deferred credits
 and other payables                                    753,137          943,670
                                                   -----------      -----------

                                                     2,950,136        3,470,160
                                                   -----------      -----------

Partners' equity (deficiency)
 General Partner                                      (339,585)        (340,822)
 Limited partners (399,118 units
  outstanding, $100 per unit original
  issue price)                                         840,703          718,212
                                                   -----------      -----------

Total partners' equity                                 501,118          377,390
                                                   -----------      -----------

Total liabilities and partners' equity             $ 3,451,254      $ 3,847,550
                                                   ===========      ===========





See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                           For the Three Months         For the Nine Months
                                                           Ended September 30,          Ended September 30,
                                                            2002         2001            2002          2001
                                                            ----         ----            ----          ----
Revenue
 Rental income                                       $     203,216   $     143,198  $     734,232  $     637,198
 Finance income                                             46,163          65,051        137,590        207,096
 Gain (loss) on sales of equipment                            -              4,317        (11,105)        31,801
 Loss from investment
   in joint venture                                         (3,438)         (4,859)       (13,025)      (465,610)
 Interest and other income                                     145             417          4,071          7,128
                                                     -------------   -------------  -------------  -------------

 Total revenues                                            246,086         208,124        851,763        417,613
                                                     -------------   -------------  -------------  -------------

Expenses
 Depreciation                                              102,174          95,947        306,522        287,839
 Interest                                                   60,180          73,538        187,510        232,718
 General and administrative                                 15,535          28,335        119,548        120,260
 Amortization of initial direct costs                         -              1,319            455          3,686
 Provision for bad debts                                   114,000            -           114,000           -
                                                     -------------   -------------  -------------  -------------

 Total expenses                                            291,889         199,139        728,035        644,503
                                                     -------------   -------------  -------------  -------------

Net (loss) income                                    $     (45,803)  $       8,985  $     123,728  $    (226,890)
                                                     =============   =============  =============  =============

Net (loss) income allocable to:
 Limited partners                                    $     (45,345)  $       8,895  $     122,491  $    (224,621)
 General Partner                                              (458)             90          1,237         (2,269)
                                                     -------------   -------------  -------------  -------------

                                                     $     (45,803)  $       8,985  $     123,728  $    (226,890)
                                                     =============   =============  =============  =============
Weighted average number of limited
 partnership units outstanding                             399,118         399,118        399,118        399,118
                                                     =============   =============  =============  =============

Net (loss) income per weighted average
 limited partnership unit                            $        (.11)  $         .02   $        .31  $        (.56)
                                                     =============   =============  =============  =============






See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 2002
                      and the Year Ended December 31, 2001

                                   (unaudited)

                            Limited Partner Distributions
                            -----------------------------
                             Return of    Investment         Limited          General
                              Capital       Income          Partners          Partner        Total
                              -------       ------          --------          -------        -----
                           (Per weighted average unit)

Balance at
 December 31, 2000                                      $     1,024,934  $    (337,724)  $   687,210

Cash distributions
 to partners                  $   0.76     $   0.71            (588,646)        (5,946)     (594,592)

Net income                                                      281,924          2,848       284,772
                                                        ---------------  -------------   -----------

Balance at
 December 31, 2001                                              718,212       (340,822)      377,390

Net income                                                      122,491          1,237       123,728
                                                        ---------------  -------------   -----------

Balance at
 September 30, 2002                                     $       840,703  $    (339,585)  $   501,118
                                                        ===============  =============   ===========





See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                        2002          2001
                                                        ----          ----
Cash flows from operating activities:
 Net income (loss)                                   $ 123,728    $(226,890)
                                                     ---------    ---------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Interest expense on non-recourse financing
    paid directly to lenders by lessees                127,330      231,087
   Depreciation                                        306,522      287,839
   Provision for bad debts                             114,000         -
   Rental income paid directly to lenders by
    lessees                                           (370,001)    (437,198)
   Finance income-accrued or paid directly to
    lenders by lessee                                 (137,590)    (188,795)
   Loss from investment in joint venture                13,025      465,610
   Amortization of initial direct costs                    455        3,686
   Loss (gain) on sales of equipment                    11,105      (31,801)
   Changes in operating assets and liabilities:
    Non-financed receivables                           176,932      156,545
    Security deposits, deferred credits and
     other payables                                   (190,533)    (270,109)
    Other assets                                      (124,192)      20,629
    Other                                               17,209       26,097
                                                     ---------    ---------

    Total adjustments                                  (55,738)     263,590
                                                     ---------    ---------

  Net cash provided by operating
   activities                                           67,990       36,700
                                                     ---------    ---------

Cash flows from investing activities-
 proceeds from sales of equipment                        1,494      562,944
                                                     ---------    ---------

Cash flows from financing activities:
 Cash distributions to partners                           -        (594,647)
 Principal payments on note payable -
  recourse                                                -         (72,717)
 Principal payments on note payable -
  non-recourse                                         (86,820)        -
                                                     ---------    ---------

  Net cash used in financing activities                (86,820)    (667,364)
                                                     ---------    ---------

Net decrease in cash                                   (17,336)     (67,720)

Cash at beginning of period                             74,127      152,578
                                                     ---------    ---------

Cash at end of period                                $  56,791    $  84,858
                                                     =========    =========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     During the nine months ended September 30, 2002 and 2001, non-cash activities included the following:

                                                     2002              2001
                                                     ----              ----
Principal and interest on direct finance
 receivables paid directly to lenders
 by lessees                                     $        -        $     199,192
Rental income - investments in operating
 leases assigned receivable to lenders                370,001           437,198
Principal and interest on non-recourse
 financing paid directly by lessees                  (370,001)         (636,390)
                                                -------------     -------------

                                                $        -        $        -
                                                =============     =============

     Interest expense of $187,510 and $232,718 for the nine months ended September 30, 2002 and 2001 consisted of: interest expense on non-recourse financing paid or accrued directly to lenders by lessees of $127,330 and $231,087, respectively, interest expense paid by the partnership on non-recourse financing of $60,180 and $0, respectively, and interest expense on note payable
- recourse of $0 and $1,631, respectively.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2002

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of 1997-A as of September 30, 2002 and December 31, 2001 and its results of operations for the nine months ended September 30, 2002 and 2001 are summarized below:

                                      September 30, 2002     December 31, 2001
                                      ------------------     -----------------

   Assets                              $        468,960        $   1,856,582
                                       ================        =============

   Liabilities                         $        392,958        $   1,707,445
                                       ================        =============

   Equity                              $         76,002        $     149,137
                                       ================        =============

   Partnership's share of equity       $         13,536        $      26,561
                                       ================        =============

                                       Nine Months Ended     Nine Months Ended
                                      September 30, 2002     September 30, 2001
                                      ------------------     ------------------

  Net loss                             $        (73,135)       $  (1,895,962)
                                       ================        =============

  Partnership's share of net loss      $        (13,025)       $    (465,610)
                                       ================        =============

     1997-A recorded a provision for bad debts of $1,825,000 during the nine months period ended September 30, 2001.

4.   Related Party Transaction

     In 1997, the Partnership financed a portion of the free cash flow relating to a leveraged lease owned by an affiliate, L.P. Seven. The lease expires in July of 2004, at which time the maturity value of the financing was to be $2,000,000. L.P. Seven has exercised its discretionary right to prepay a portion of the financing, and during the quarter ended September 30, 2002 L.P. Seven prepaid $100,000 to the Partnership.

5.   US Airways

     One of the Partnership's significant remaining assets is a DeHavilland DHC-8-102 aircraft which is subject to a lease with US Airways. The aircraft has a carrying value of $1,446,150 at September 30, 2002 and the related lease is scheduled to expire in the fourth quarter of 2003. The aircraft is subject to non-recourse financing and the lease payments are remitted directly by US Airways to the lender to reduce the loan balance. If all payments were made as scheduled, the loan would have a final $1.7 million balloon payment due at termination date of the lease.

     On August 11, 2002, US Airways, filed for bankruptcy under Chapter 11 of the Bankruptcy Act and US Airways has not made any rental payments since June 2002. During the third quarter of 2002, the Partnership paid the lender the scheduled note payments due.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Management is currently negotiating with US Airways regarding terms of a revised rental schedule for the remaining lease term. It is expected that the revised schedule will call for lower rentals beginning August 11, 2002. While the Partnership has accrued rental income for the quarter ended September 30, 2002 at the current rental rate of $49,000 per month, the Partnership has fully reserved for all unpaid rentals for the period prior to August 11, 2002, and has provided an additional allowance for rentals since August 11, 2002, pending the outcome of negotiations with the airline and approval by the bankruptcy court. In the aggregate, the Partnership has recorded a provision of $114,000 in the quarter for uncollected rentals due from US Airways. The net rental receivable is included on the consolidated balance sheet at September 30, 2002 in Other assets. The Partnership will have an appraisal made of the aircraft and will assess the propriety of the carrying value of the aircraft in accordance with its impairment policy when the appraisal is completed and the revised lease terms are approved.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months Ended September 30, 2002 and 2001

     Revenues for the three months ended September 30, 2002 ("2002 Quarter") were $246,086, representing an increase of $37,962 from the quarter ended September 30, 2001 ("2001 Quarter"). The increase in revenues resulted primarily from an increase in rental income of $60,018, which was partially offset by a decrease in finance income of $18,888 and a decrease in net gain on sales of equipment of $4,317.

     Rental income increased primarily due to rents generated by the renewal of certain leases which were reclassified from finance leases to operating leases in 2002. Finance income decreased due to a decrease in the size of investments in finance leases from 2001 to 2002 due to the expiration of certain leases. The net gain on sales of equipment decreased because there was no equipment sold in the 2002 Quarter.

     Expenses for the 2002 Quarter were $291,889 representing an increase of $92,750 compared to the 2001 Quarter, primarily due to the provision for bad debts for rentals due from US Airways (which filed for bankruptcy protection in August 2002) of $114,000, which is partially offset by a decrease in interest expense, due to a lower debt balance, and general and administrative expenses, due to lower professional fees.

     Net (loss) income for the 2002 Quarter and the 2001 Quarter was $(45,803) and $8,985, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(.11) and $.02 for the 2002 Quarter and 2001 Quarter, respectively.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

     Revenues for the nine months ended September 30, 2002 ("2002 Period") were $851,763, representing an increase of $434,150 from the quarter ended September 30, 2001 ("2001 Period"). The increase in revenues resulted primarily from a decrease in losses from investment in joint venture of $452,585 and an increase in rental income of $97,034. Offsetting these increases was a decrease in finance income of $69,506 and losses from sales of equipment of $11,105 for the 2002 Period as compared to gains from sales of equipment of $31,801 for the 2001 Period.

     The decrease in losses from investment in joint venture was due to a $1,825,000 provision for bad debts recorded by the venture during the 2001 Period. The Partnership's share of the joint venture's loss in the 2001 period was $465,610. Rental income increased primarily due to rents generated from the renewal of certain leases, which were reclassified from finance leases to operating leases during the first quarter of 2002 partially offset by a one-time settlement payment of $200,000 received during the first quarter of 2001. Finance income decreased due to a decrease in the size of the lease investments in finance leases portfolio from 2001 to 2002 due to the expiration of certain leases.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Expenses for the 2002 Period were $728,035 representing an increase of $83,532 compared to the 2001 Period, primarily due to a provision for bad debts for rentals due from US Airways of $114,000 and by higher depreciation, which is partially offset by a decrease in interest due to a lower debt balance.

     Net income (loss) for the 2002 Period and 2001 Period was $123,728 and $(226,890), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $.31 and $(.56) for the 2002 Period and the 2001 Period, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the 2002 Period were net cash provided by operations of $67,990, (which included a prepayment of $100,000 received from L.P. Seven in the third quarter of 2002 against a $2,000,000 financing that matures in 2004) and such funds, as well as available cash, were used for principal payments on a note payable of $86,820. The Partnership's current sources of cash are proceeds being collected from one financing at the rate of $7,000 per month plus certain month to month renewal lease payments. It is also expected that L.P. Seven may prepay additional amounts against the financing that is due in 2004. During the 2002 Period, $69,519 was received from month to month renewal rentals. The Partnership anticipates that it will begin receiving cash rentals from a three year lease renewal that commenced in January 2002 upon the repayment of a related residual sharing obligation which is scheduled to be paid off in the second quarter of 2003. The Partnership's cash flow may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     One of the Partnership's significant remaining assets is a DeHavilland DHC-8-102 aircraft which is subject to a lease with US Airways. The aircraft has a carrying value of $1,446,150 at September 30, 2002 and the related lease is scheduled to expire in the fourth quarter of 2003. The aircraft is subject to non-recourse financing and the lease payments are remitted directly by US Airways to the lender to reduce the loan balance. If all payments were made as scheduled, the loan would have a final $1.7 million balloon payment due at termination date of the lease.

     On August 11, 2002, US Airways, filed for bankruptcy under Chapter 11 of the Bankruptcy Act and US Airways has not made any rental payments since June 2002. During the third quarter of 2002, the Partnership paid the lender the scheduled note payments due.

     Management is currently negotiating with US Airways regarding terms of a revised rental schedule for the remaining lease term. It is expected that the revised schedule will call for lower rentals beginning August 11, 2002. While the Partnership has accrued rental income for the quarter ended September 30, 2002 at the current rental rate of $49,000 per month, the Partnership has fully reserved for all unpaid rentals for the period prior to August 11, 2002, and has provided an additional allowance for rentals since August 11, 2002, pending the outcome of negotiations with the airline and approval by the bankruptcy court. In the aggregate, the Partnership has recorded a provision of $114,000 in the quarter for uncollected rentals due from US Airways. The net rental receivable is included on the consolidated balance sheet at September 30, 2002 in Other assets. The Partnership will have an appraisal made of the aircraft and will assess the propriety of the carrying value of the aircraft in accordance with its impairment policy when the appraisal is completed and the revised lease terms are approved.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     It is anticipated that cash distributions, if any, will not be significant until the realization of proceeds from the sale or release of the DeHavilland aircraft and the maturity of the related financing. There were no cash distributions to the Limited Partners for the 2002 Quarter.

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

     The Partnership managed its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation stream matches the fixed rate lease receivable stream generated by the Partnership's lease investment with US Airways. The only outstanding debt at September 30, 2002 is a non recourse loan which matures in November 2003, associated with a DeHavilland DHC 8-102 aircraft on lease to US Airways. At lease termination, a $1.7 million balloon payment is due on the debt, and is expected to be paid with sale or release proceeds. However, please refer to the discussion relating to the bankruptcy filing by US Airways in Item 2, Liquidity and Capital Resources.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

Item 4.  Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership within 90 days prior to the filing of this quarterly report. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Management has presented the results of its most recent evaluation to the Partnership's independent auditors, KPMG LLP. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

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

                                 ICON CASH FLOW PARTNERS, L.P., SERIES D
                                 File No. 33-40044 (Registrant)
                                 By its General Partner,
                                 ICON Capital Corp.




    November 14, 2002            /s/ Thomas W. Martin
----------------------------     -----------------------------------------------
          Date                   Thomas W. Martin
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer of
                                 the Manager of the Registrant)


                              Certifications - 10-Q

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners, L.P., Series D;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Cash Flow Partners, L.P., Series D



I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners, L.P., Series D;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the Manager of the Registrant)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 2002

EXHIBIT 99.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Series D.

Dated:  November 14, 2002




                     /s/ Beaufort J.B. Clarke
                     -----------------------------------------------------------
                     Beaufort J.B. Clarke
                     Chairman and Chief Executive Officer
                     ICON Capital Corp.
                     Manager of ICON Cash Flow Partners L.P. Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 2002


EXHIBIT 99.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Series D.

Dated:  November 14, 2002




                     /s/ Thomas W. Martin
                     -----------------------------------------------------------
                     Thomas W. Martin
                     Executive Vice President (Principal
                     Financial and Accounting Officer)
                     ICON Capital Corp.
                     Manager of ICON Cash Flow Partners L.P. Series D