Form 10-K
period 2002-12-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 2003-03-28
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                   December 31, 2002
                          ------------------------------------------------------
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

Commission File Number                       33-40044
                        --------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series D
             (Exact name of registrant as specified in its charter)

         Delaware                                         13-3602979
-----------------------------------     ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

             100 Fifth Avenue, 10th Floor, New York, New York 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code         (212) 418-4700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for units of limited partnership interest in the registrant.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

                                TABLE OF CONTENTS

Item                                                                       Page

PART I

1. Business                                                                 3-4

2. Properties                                                                 4

3. Legal Proceedings                                                          4

4.   Submission of Matters to a Vote of Security Holders                      4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                  5

6.   Selected Consolidated Financial and Operating Data                       6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                   7-12

7A.  Qualitative and Quantitative Disclosures About Market Risk              12

8. Consolidated Financial Statements and Supplementary Data               13-33

9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                     34

PART III

10. Directors and Executive Officers of the Registrant's General Partner  34-35

11. Executive Compensation                                                   35

12. Security Ownership of Certain Beneficial Owners
     and Management                                                          35

13.  Certain Relationships and Related Transactions                          35

14. Controls and Procedures                                               35-36

PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K       36-37

SIGNATURES                                                                   38

Certifications                                                            39-43

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed in February 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, September 13, 1991, with the admission of 26,905.59 limited partnership units. Between September 14, 1991 and June 5, 1992 (the final closing date), 373,094.41 additional units were admitted bringing the total admissions to 400,000 units totaling $40,000,000 in capital contributions. From 1994 through 2002, the Partnership redeemed 882 limited partnership units leaving 399,118 units outstanding at December 31, 2002. The general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's reinvestment period ended June 5, 1997, and the disposition period began on June 6, 1997. During the disposition period, the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional new finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

Segment Information

     The Partnership has only one operating segment: the business of acquiring and managing equipment subject to leases with companies that the Partnership believes to be creditworthy.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

Lease and Financing Transactions

     During the years ended December 31, 2002 and 2001, the Partnership did not finance or purchase any new equipment.

     The Partnership has one lessee which represents more than 10% of revenue, the lease of a DeHaviland DHC-8-102 aircraft to U.S. Airways. Lease rentals were $582,931 for 2002. The carrying value of the aircraft represented approximately 39.5% of the Partnership's assets at December 31, 2002.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                        Number of Equity Security Holders
Title of Class                                    as of December 31,

                                               2002                   2001
                                               ----                   ----

Limited Partners                              3,105                  3,105
General Partner                                 1                      1

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 6.  Selected Consolidated Financial and Operating Data

                                                           Years Ended December 31,

                                 2002             2001           2000      1999            1998
                                 ----             ----           ----      ----            ----

Total revenues              $  1,594,108   $    874,695  $ 2,200,367    $ 2,658,007   $   2,796,813
                            ============   ============   ==========    ===========   =============

Net income                  $    662,388   $    284,772  $   820,615    $   823,675   $     688,361
                            ============   ============  ===========    ===========   =============

Net income
  allocable to limited
  partners                  $  655,764   $    281,924   $   812,409    $   815,438    $     681,477
                            ==========   ============   ===========    ===========    =============

Net income
  allocable to the
  General Partner           $    6,624   $      2,848   $     8,206    $     8,237    $       6,884
                            ==========   ============   ===========    ===========    =============

Weighted average
  limited partnership
  units outstanding            399,118        399,118       399,118        399,118          399,118
                            ==========   ============   ===========    ===========    =============

Net income per
  weighted average
  limited partnership
  unit                      $     1.64   $      0.71    $      2.04    $     2.04     $        1.71
                            ==========   ===========    ===========    ==========     =============


Distributions to
  limited partners          $     -      $    588,646   $ 4,091,082    $ 2,461,219    $   4,074,331
                            ==========   ============   ===========    ===========    =============

Distributions to the
  General Partner           $     -      $      5,946   $    41,323    $    24,840    $      41,155
                            ==========   ============   ===========    ===========    =============


                                                            December 31,

                               2002          2001              2000        1999            1998
                               ----          ----              ----        ----            ----

Total assets               $  3,421,904   $  3,847,550   $ 5,251,699    $11,621,332    $ 16,619,860
                           ============   ============   ===========    ===========    ============

Partners' equity           $  1,039,778   $    377,390   $   687,210    $ 3,999,000    $  5,661,384
                           ============   ============   ===========    ===========    ============


                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------

     The Partnership's portfolio consisted of a net investment in finance leases, investment in operating lease equipment, investment in financings and an investment in an unconsolidated joint venture representing 0%, 44%, 54% and 2% of total investments at December 31, 2002, respectively, and 4%, 47%, 48% and 1% of total investments at December 31, 2001, respectively.

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Critical Accounting Policies and Management Estimates


     The policies discussed below are considered by the General Partner to be critical to an understanding of the Partnership's financial statements because their application places the most significant demands on the General Partner's judgments, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the General Partner cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.


     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and revenues and expenses during the reporting periods. Significant estimates include the allowance for bad debts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as either finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms.

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

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from re-lease or sale of the equipment. Generally, third party appraisals, reviews of future cash flow and detailed market analyses are used as the basis for measuring whether an impairment loss should be recorded.

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

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

Results of Operations

Years Ended December 31, 2002 and 2001

     For the years ended December 31, 2002 and 2001, the Partnership did not finance or purchase any new equipment.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002


     Revenues for the year ended December 31, 2002 ("2002 Period") were $1,594,108, representing an increase of $719,413 from December 31, 2001 ("2001 Period"). The increase in revenues resulted primarily from income from investment in unconsolidated joint venture of $27,647 in the 2002 Period as compared to losses of $491,869 in the 2001 Period, and an increase in miscellaneous income of $513,174. The miscellaneous income for the 2002 Period is a one-time adjustment due to a revised estimate of residual sharing values. Offsetting these increases were decreases in rental income of $223,377, finance income of $62,422 and net losses from sales of equipment of $8,001.

     Rental income decreased due to a one-time settlement payment of $200,000 and recognition of approximately $244,000 of other lease settlements in the 2001 Period, which is offset by rents generated by the renewal of certain leases that were reclassified from finance leases to operating leases in the 2002 Period. Finance income decreased due to a decrease in the size of investments in the finance lease portfolio from the 2001 Period to the 2002 Period. The gains from investment in joint venture were primarily due to a reversal of the provision for bad debt of $268,834 in the 2002 Period by an underlying joint venture, ICON Receivables 1997-A LLC, as compared to recorded provisions for bad debt of $1,825,000 in the 2001 Period.

     Expenses for the 2002 Period were $931,720, representing an increase of $341,797 from the 2001 Period. The increase is primarily due to an increase of the provision for bad debt of $390,831 and an increase of the depreciation of $24,912. Offsetting these increases are decreases in interest of $58,313, general and administration of $11,573, and amortization of initial direct costs of $4,060. In the 2002 Period, the increase in the provision for bad debt is due to the provision for US Airways rents of $201,000 offset by a reversal of the provision for financing of $67,097 that was no longer deemed necessary. In the 2001 Period, there was a reversal of the provision for bad debt of $256,928. The decrease in interest is due to a lower debt balance in the 2002 Period versus the 2001 Period.

     Net income for the 2002 Period and 2001 Period was $662,388 and $284,772, respectively. The net income per weighted average limited partnership unit was $1.64 and $0.71 for 2002 Period and 2001 Period, respectively.

Years Ended December 31, 2001 and 2000

     For the years ended December 31, 2001 and 2000 ("2000 period"), the Partnership did not finance or purchase any new equipment.

     Revenues for the 2001 period were $874,695 representing a decrease of $1,325,672 from the 2000 period. The decrease in revenues resulted primarily from a decrease in finance income of $331,092, a decrease in rental income of $36,011, an increase in the loss from equity investment in joint venture of $374,003 and a decrease in gain on sales of equipment of $601,928. Finance income decreased in the 2001 period as compared to the 2000 period due to a decrease in the outstanding investment balance on which such earnings are determined. Rental income decreased primarily as a result of the sale in the third quarter of 2000 of one of the DHC-8 aircraft. The decrease in rental income was partially offset by a one time settlement payment of $200,000 received in the first quarter of 2001 for a rental claim related to the DHC-8 aircraft sold in the third quarter of 2000 and the recognition of approximately $244,000 of other

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

lease settlements in the fourth quarter of 2001. Excluding the impact of these lease settlement payments, rental income would have decreased by approximately $480,000 in the 2001 period as compared to the 2000 period. As of December 31, 2001, the Partnership had only one aircraft operating lease generating rental income.

     The loss from investment in joint venture resulted primarily from a provision for bad debts of $1,825,000 being recorded in the 2001 period by an underlying joint venture, ICON Receivables 1997-A LLC, versus a provision for bad debt of $850,000 being recorded in the 2000 period. The decrease in gain on sales of equipment resulted from the sale of the DHC-8 aircraft in the third quarter of 2000, which resulted in a gain of $708,500 in the 2000 period.

     Expenses for the 2001 period were $589,923 representing a decrease of $789,829 from the 2000 period. The decrease in expenses resulted primarily from a reversal of a prior year provision for bad debts of $256,928 that was no longer deemed necessary, decreases in management fees of $47,532, administrative expense reimbursements of $12,292, depreciation of $158,525, interest expense of $223,472 and general and administrative of $84,429. The decrease in management fees and administrative expense reimbursements resulted from the General Partner voluntarily waiving its right to receive management fees and administrative expense reimbursements commencing July 1, 2000. The voluntary waiver by the General Partner was based on the fact that the Partnership's level of operations through its continued sale of equipment in the disposition period had been reduced to a level where such fees were not significant. The decrease in depreciation resulted from the sale of a DHC-8 aircraft subject to operating lease in the third quarter of 2000. Interest expense decreased as a result of a decrease in average debt outstanding from the 2000 period to the 2001 period. General and administrative expenses decreased mainly as a result of lower professional fees in the 2001 period as compared to the 2000 period.

     Net income for the 2001 period and 2000 period was $284,772 and $820,615, respectively. The net income per weighted average limited partnership unit was $0.71 and $2.04 for the 2001 period and 2000 period, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of liquidity for the 2002 Period were net cash provided by operations of $219,628, (which included a prepayment of $250,000 received from L.P. Seven in the third quarter of 2002 Period against a $2,000,000 financing that matures in 2004), as well as available cash, were used substantially for principal payments on a note payable of $179,154. The Partnership's current sources of cash are proceeds being collected from one financing at the rate of $7,000 per month plus certain month to month renewal lease payments. The Partnership anticipates that it will begin receiving cash rentals from a three year lease renewal that commenced in January 2002 upon the repayment of a related residual sharing obligation, which is scheduled to be paid off in the second quarter of 2003. The Partnership's cash flow may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

     One of the Partnership's significant remaining assets is a DeHavilland DHC-8-102 aircraft, which is subject to a lease with US Airways. The aircraft has a carrying value of $1,350,202 at December 31, 2002, and the related lease is scheduled to expire in the fourth quarter of 2003. The aircraft is subject to non-recourse financing, and the lease payments are remitted directly by US Airways to the lender to reduce the loan balance. If all payments were made as scheduled, the loan would have a final $1.7 million balloon payment due at termination date of the lease.

     On August 11, 2002, US Airways filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and was delinquent in its rental payments from June 2002 through December 2002. The Partnership paid the lender the scheduled note payments due for the period of delinquency.

     Management has negotiated new terms with US Airways regarding the revised rental schedule for the remaining lease term. The revised schedule calls for lower rentals beginning August 11, 2002. While the Partnership has accrued rental income for the six months ended December 31, 2002 at the current rental rate of $49,000 per month, the Partnership has fully reserved for all unpaid rentals for the period prior to August 11, 2002 and has provided an additional allowance for rentals since August 11, 2002, pending the outcome of the approval by the bankruptcy court. In the aggregate, the Partnership has recorded a provision of $201,000 during the 2002 Period for uncollected rentals due from US Airways. The net rental receivable of $99,742 is included in the caption "Other Assets" on the consolidated balance sheet at December 31, 2002. US Airways paid to the Partnership the amount equal to $20,000 per month for the period from and including August 11, 2002 totaling $96,812, in accordance with the amended lease term agreement dated December 23, 2002. The Partnership paid this amount to the lender in January 2003. The Partnership obtained an appraisal of the aircraft during 2002, which indicated that no impairment provision was required.

     It is anticipated that cash distributions, if any, will not be significant until the realization of proceeds from the sale or release of the DeHavilland aircraft and the maturity of the related financing. There were no cash distributions to the limited partners for the 2002 Period.

     The Partnership's reinvestment period ended June 5, 1997, and the disposition period began on June 6, 1997. During the disposition period, the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Partnership's current policy for impairment review.

     Effective January 1, 2002, the Partnership adopted SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 amends SFAS No. 13 Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, the adoption of which did not have a material effect on the Partnership's financial statements.


     On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard replaced Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. The impact on the Partnership's financial statement from the application of this standard is dependent on any exit or disposal activities in 2003.


     The Partnership does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Partnership's financial position or results of operations.

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

     The Partnership manages its exposure to equipment and residual risk by monitoring the equipment leasing market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                     Page Number

Independent Auditors' Reports                                            15-16

Consolidated Balance Sheets as of December 31, 2002 and 2001             17-18

Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000                                          19

Consolidated Statements of Changes in Partners' Equity for the
  Years Ended December 31, 2002, 2001 and 2000                              20

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000                                       21-23

Notes to Consolidated Financial Statements                               24-33

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2002

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT


The Partners
ICON Cash Flow Partners, L.P., Series D:

We have audited the accompanying consolidated balance sheet of ICON Cash Flow Partners, L.P., Series D (a Delaware limited partnership) as of December 31, 2002, and the related consolidated statements of operations, changes in partners' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series D as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                        /s/ Hays & Company LLP
                                                        ----------------------
                                                            Hays & Company LLP


March 13, 2003
New York, New York

                          INDEPENDENT AUDITOR'S REPORT


The Partners
ICON Cash Flow Partners, L.P., Series D:

We have audited the accompanying consolidated balance sheet of ICON Cash Flow Partners, L.P., Series D (a Delaware limited partnership) as of December 31, 2001, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the years in the two year period ended December 31, 2001. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series D as of December 31, 2001 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                                 /s/ KPMG LLP
                                                 ------------------------------
                                                 KPMG LLP


April 15, 2002
New York, New York

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,
                                                 2002              2001

                                                ----              ----
      Assets

Cash and cash equivalents ................   $   116,095    $    74,127
                                             -----------    -----------

Investment in finance leases
   Minimum rents receivable ..............         4,082         24,553
   Estimated unguaranteed residual values           --          119,400
   Initial direct costs ..................          --              350
   Unearned income .......................          --             (697)
                                             -----------    -----------
                                                   4,082        143,606
                                             -----------    -----------
Investment in operating leases
   Equipment, at cost ....................     3,459,597      3,384,869
   Accumulated depreciation ..............    (2,059,577)    (1,650,881)
                                             -----------    -----------
                                               1,400,020      1,733,988
Investment in financings
   Receivables due in installments .......     2,048,816      2,390,863
   Initial direct costs ..................          --              105
   Unearned income .......................      (304,051)      (487,655)
   Allowance for doubtful accounts .......       (25,000)       (92,097)
                                             -----------    -----------
                                               1,719,765      1,811,216

Investment in unconsolidated joint venture        54,208         26,561
                                             -----------    -----------

Other assets, net ........................       127,734         58,052
                                             -----------    -----------

Total assets .............................   $ 3,421,904    $ 3,847,550
                                             ===========    ===========















                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                  December 31,

                                                            2002              2001
                                                            ----              ----

      Liabilities and Partners' Equity

Notes payable - non-recourse .........................   $ 2,086,075    $ 2,526,490
Security deposits, deferred credits and other payables       296,051        943,670
                                                         -----------    -----------

Total liabilities ....................................     2,382,126      3,470,160
                                                         -----------    -----------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................      (334,198)      (340,822)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price) .............     1,373,976        718,212
                                                         -----------    -----------

Total partners' equity ...............................     1,039,778        377,390
                                                         -----------    -----------

Total liabilities and partners' equity ...............   $ 3,421,904    $ 3,847,550
                                                         ===========    ===========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                               2002          2001            2000
                                               ----          ----            ----

Revenues

   Rental income .......................   $   822,848    $ 1,046,225    $ 1,082,236
   Finance income ......................       184,301        246,723        577,815
   Income (loss) from investment
     in unconsolidated joint venture ...        27,647       (491,869)      (117,866)
   (Loss) gain on sales of equipment ...        (8,001)         4,856        606,784
   Miscellaneous income ................       513,174           --             --
   Interest income and other ...........        54,139         68,760         51,398
                                           -----------    -----------    -----------

   Total revenues ......................     1,594,108        874,695      2,200,367
                                           -----------    -----------    -----------

Expenses

   Depreciation expense ................       408,696        383,784        542,309
   Interest ............................       245,280        303,593        527,065
   General and administrative expense ..       143,386        154,959        239,388
   Amortization of initial direct costs            455          4,515         11,166
   Management fees - General Partner ...          --             --           47,532
   Administrative expense reimbursements
     - General Partner .................          --             --           12,292
   Provision for (reversal of) bad debts       133,903       (256,928)          --
                                           -----------    -----------    -----------

   Total expenses ......................       931,720        589,923      1,379,752
                                           -----------    -----------    -----------

Net income .............................   $   662,388    $   284,772    $   820,615
                                           ===========    ===========    ===========

Net income allocable to:
   Limited partners ....................   $   655,764    $   281,924    $   812,409
   General Partner .....................         6,624          2,848          8,206
                                           -----------    -----------    -----------

                                           $   662,388    $   284,772    $   820,615
                                           ===========    ===========    ===========
Weighted average number of limited
   partnership units outstanding .......       399,118        399,118        399,118
                                           ===========    ===========    ===========

Net income per weighted average
   limited partnership unit ............   $      1.64    $      0.71    $      2.04
                                           ===========    ===========    ===========





See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity
              For the Years Ended December 31, 2002, 2001 and 2000

                       Limited Partner Distributions

                         Return of    Investment       Limited     General
                          Capital      Income          Partners    Partner     Total
                          -------      ------          --------    -------     -----
                     (Per weighted average unit)

Balance at
   January 1, 2000                                  $4,303,607  $ (304,607) $ 3,999,000

Cash distributions
   to partners            $  8.21      $   2.04      4,091,082)    (41,323)  (4,132,405)

Net income                                             812,409       8,206      820,615
                                                    ----------  ----------  -----------

Balance at
   December 31, 2000                                 1,024,934    (337,724)     687,210

Cash distributions
   to partners            $  0.76      $   0.71       (588,646)     (5,946)    (594,592)

Net income                                             281,924       2,848      284,772
                                                    ----------  ----------  -----------

Balance at
   December 31, 2001                                   718,212    (340,822)     377,390

Net income                                             655,764       6,624      662,388
                                                    ----------  ----------  -----------

Balance at
   December 31, 2002                                $1,373,976  $ (334,198) $ 1,039,778
                                                    ==========  ==========  ===========




See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                               2002           2001        2000
                                                              ------         ------      ------

Cash flows provided by operating activities:
   Net income ..........................................   $   662,388    $   284,772    $   820,615
                                                           -----------    -----------    -----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Rental income paid directly to lenders by lessees      (388,591)      (582,931)    (1,002,474)
       Finance income portion of receivables paid
         directly to lenders by lessees ................      (156,684)      (246,723)       (93,426)
       Depreciation expense ............................       408,696        383,784        542,309
       Provision for (reversal of) bad debt ............       133,903       (256,928)          --
       Interest expense on non-recourse financing
         paid directly by lessees ......................       127,330        301,551        515,098
       Loss (gains) on sales of equipment ..............         8,001         (4,856)      (606,784)
       Amortization of initial direct costs ............           455          4,515         11,166
       (Income) loss from investment in
          unconsolidated joint venture .................       (27,647)       491,869        117,866
       Changes in operating assets and liabilities:
         Collection of principal - non-financed
           receivables .................................       370,078        175,928        388,648
         Other assets, net .............................      (270,682)        36,998         99,490
         Security deposits, deferred credits
           and other payables ..........................      (647,619)      (438,611)      (957,900)
         Distributions from joint venture ..............          --             --           80,295
         Accounts payable to General Partner
           and affiliates, net .........................          --            2,004          9,183
         Other .........................................          --          (90,359)       142,262
                                                           -----------    -----------    -----------

         Total adjustments .............................      (442,760)      (223,759)      (754,267)
                                                           -----------    -----------    -----------

       Net cash provided by operating activities .......       219,628         61,013         66,348
                                                           -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of leases and equipment .........         1,494        527,845      4,699,107
                                                           -----------    -----------    -----------

       Net cash provided by investing activities .......         1,494        527,845      4,699,107
                                                           -----------    -----------    -----------








                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Years Ended December 31,

                                                            2002           2001           2000
                                                           ----           ----            ----
Cash flows from financing activities:
   Principal payments on non-recourse debt .........      (179,154)          --       (3,472,320)
   Cash distributions to partners ..................          --         (594,592)    (4,132,405)
   Proceeds from notes payable - non-recourse ......          --             --        2,967,966
   Principal payments on note payable - recourse ...          --          (72,717)      (205,453)
   Principal payments on non-recourse - secured
     financing .....................................          --             --          (58,146)
                                                       -----------    -----------    -----------

       Net cash used in financing activities .......      (179,154)      (667,309)    (4,900,358)
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents        41,968        (78,451)      (134,903)

Cash and cash equivalents at beginning of year .....        74,127        152,578        287,481
                                                       -----------    -----------    -----------

Cash and cash equivalents at end of year ...........   $   116,095    $    74,127    $   152,578
                                                       ===========    ===========    ===========





                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     During the years ended December 31, 2002, 2001 and 2000, non-cash activities included the following:

                                                              2002      2001          2000
                                                              ----      ----          ----

Principal and interest on finance receivables
   paid directly to lenders by lessees                  $   -       $  303,625  $   714,614
Rental income paid directly to lender by lessee            388,591     582,931    1,002,474
Principal and interest on non-recourse financing
   paid directly to lenders by lessees                    (388,591)   (886,556)  (1,717,088)
                                                        ----------  ----------  -----------

                                                        $   -       $     -     $     -
                                                        ==========  ==========  ===========

Interest expense on non-recourse debt paid directly
   to lenders by lessees                                $  127,330  $  301,551  $   515,098
Interest expense on non-recourse debt paid by the
   Partnership                                             117,950         -            -
Other interest paid                                             -        2,042       11,967
                                                        ----------  ----------  -----------

Total interest expense                                  $  245,280  $  303,593  $   527,065
                                                        ==========  ==========  ===========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

               For theYears Ended December 31, 2002, 2001 and 2000

1.   Organization

ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed on February 21, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on August 23, 1991 and by its final closing on June 5, 1992, 400,000 units had been admitted into the Partnership with aggregate gross proceeds of $40,000,000. From 1994 through 2002, the Partnership redeemed 882 limited partnership units leaving 399,118 limited partnership units outstanding at December 31, 2002.

     The Partnership's reinvestment period ended June 5, 1997, and the disposition period began on June 6, 1997. During the disposition period, the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under a management agreement with the Partnership.

     ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The General Partner received organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities, was limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering costs aggregated $5,400,000 (including $2,207,188 paid to the General Partner or its affiliates) and were charged directly to limited partners' equity.

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

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interest in a less than 50% owned joint venture under the equity method of accounting. In such case, the Partnership's original investment is recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Cash and Cash Equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less. The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

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

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written off when the analysis indicates that the probability of collection of the account is remote.

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2002 and 2001 with respect to the Partnership's assets and liabilities is not provided because
(i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value and (iii) fair value information concerning certain recourse and non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes are that of each of the partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

     Reclassifications - Certain items from prior years have been reclassified to conform to the presentation used in 2002.

     New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnerhip does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

     Effective January 1, 2002, the Partnership adopted SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 amends SFAS No. 13 Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, the adoption of which did not have a material effect on the Partnership's financial statements.


     On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard replaced Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. The impact on the Partnership's financial statement from the application of this standard is dependent on any exit or disposal activities in 2003.


     The Partnerhip does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Partnership's financial position or results of operations.

3.       Investment in Unconsolidated Joint Venture

     The Partnership and its affiliates formed a joint venture for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interest in the equipment.

     ICON Receivables 1997-A LLC

     In March 1997 the Partnership, and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of December 31, 2002, the Partnership, Series E, L.P. Six and L.P. Seven own 17.81%, 31.19%, 31.03% and 19.97% interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2002 and 2001 is summarized below:

                                           December 31, 2002      December 31, 2001

Assets                                     $        694,761        $     1,856,582
                                            ================        ===============

Liabilities                                $        390,389        $     1,707,445
                                            ================        ===============

Equity                                     $        304,372        $       149,137
                                            ================        ===============

Partnership's share of equity              $         54,208        $        26,561
                                            ================        ===============

                                            For the Year Ended     For the Year Ended
                                             December 31, 2002      December 31, 2001

Net income (loss)                          $        155,235        $    (2,004,455)
                                            ================        ===============

Partnership's share of net income (loss)   $         27,647        $      (491,869)
                                            ================        ===============

     1997-A reversed the provision for bad debts of $268,834 for the year ended December 31, 2002 and recorded a provision for bad debts of $1,825,000 for the year ended December 31, 2001.

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings as of December 31, 2002 are as follows:


                           Finance
      Year                 Leases             Financings           Total

      2003              $         4,082    $         84,000   $       88,082
      2004                  -                     1,877,728        1,877,728
      2005                  -                        87,088           87,088
                        ---------------    ----------------   --------------
                        $         4,082    $      2,048,816   $    2,052,898
                        ===============    ================   ==============

5.   Investment in Operating Leases

     In June 1997 the Partnership acquired two DeHaviland DHC-8-102 aircraft and leased them to U.S. Airways, Inc ("U.S. Air"). The purchase price totaled $6,819,250 and was funded with $3,619,250 of cash and $3,200,000 in non-recourse debt. In August 1999, the lease of one of the aircraft expired, and the aircraft was remarketed to Wideroe's Flyveselskap ASA, a Norwegian air carrier, for a term of four years under a lease which required the Partnership to fund approximately $1,370,000 of refurbishments. In November 1999, the Partnership extended the remaining U.S. Air lease for a term of four years. In September
2000, the Partnership sold the Wideroe aircraft for proceeds totaling $4,534,390, which resulted in a gain on sale of $708,500.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The DeHavilland DHC-8-102 aircraft has a carrying value of $1,350,202 at December 31, 2002, and the related lease is scheduled to expire in the fourth quarter of 2003. The aircraft is subject to non-recourse financing, and the lease payments are remitted directly by US Air to the lender to reduce the loan balance. If all payments were made as scheduled, the loan would have a final $2.0 million payment due at termination date as of the lease.

     On August 11, 2002, US Air filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and was delinquent in its rental payments from June 2002 through December 2002. During the third and fourth quarter of 2002, the Partnership paid the lender the scheduled note payments due.

     Management has negotiated new terms with US Air regarding the revised rental schedule for the remaining lease term. The revised schedule calls for lower rentals beginning August 11, 2002. While the Partnership has accrued rental income for the six months December 31, 2002 at the current rental rate of $49,000 per month, the Partnership has fully reserved for all unpaid rentals for the period prior to August 11, 2002 and has provided an additional allowance for rentals since August 11, 2002, pending the outcome of the approval by the bankruptcy court. In the aggregate, the Partnership has recorded a provision of $201,000 during the year 2002 for uncollected rentals due from US Air. The net rental receivable of $99,742 is included in the caption "Other Assets, net" on the consolidated balance sheet at December 31, 2002. US Air paid to the Partnership the amount equal to $20,000 per month for the period from and including August 11, 2002 totaling $96,812, in accordance with the amended lease term agreement dated December 23, 2003. The Partnership obtained an appraisal of the aircraft during 2002, which indicated that no impairment provision was required.

The investments in operating leases at December 31, 2002 and 2001 were as follows:

                                                      2002           2001
                                                      ----           ----

Equipment cost, beginning of year                 $   3,384,869  $   3,384,869
Reclassification of finance lease to an
     operating lease                                     74,728            -
                                                  -------------  -------------

Equipment cost, end of year                           3,459,597      3,384,869
                                                  -------------  -------------

Accumulated depreciation, beginning of year          (1,650,881)    (1,267,097)
Depreciation expense                                   (408,696)      (383,784)
                                                  -------------  -------------

Accumulated depreciation, end of year                (2,059,577)    (1,650,881)
                                                  -------------  -------------

Investment in operating leases, end of year       $   1,400,020  $   1,733,988
                                                  =============  =============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Non-cancelable minimum annual rental amounts due on the operating lease as of December 31, 2002 are as follows:

                     Year
                     2003                  $       284,999
                     2004                           50,667
                                           ---------------
                                           $       335,666

     During the year ended December 31, 2002, the Partnership had two leases which represented more than 10% of the Partnership's total revenue, representing approximately 37% and 10%, respectively.


6.   Allowance for Doubtful Accounts


     The Allowance for Doubtful Accounts related to the investments in finance leases, financings and operating leases consisted of the following:

                                         Finance                  Operating
                                         Leases      Financings    Leases(1)   Total
                                         ------      ----------    --------    -----


Balance at January 1, 2000 .........   $ 224,544    $  92,097    $    --     $ 316,641

     Recovery on accounts previously
       written-off .................      32,384         --           --        32,384
                                       ---------    ---------    ---------   ---------

Balance at December 31, 2000 .......     256,928       92,097         --       349,025

     Reversal of prior provisions ..    (256,928)        --           --      (256,928)
                                       ---------    ---------    ---------   ---------

Balance at December 31, 2001 .......        --         92,097         --        92,097

     Provision for (reversal of)
       doubtful accounts ...........        --        (67,097)     201,000     133,903
                                       ---------    ---------    ---------   ---------

Balance at December 31, 2002 .......   $    --      $  25,000    $ 201,000   $ 226,000
                                       =========    =========    =========   =========

(1) included in other assets, net

7.   Notes Payable

     In May 1997, the Partnership borrowed $2,700,000 from a third party lender pursuant to a four year term loan agreement. The loan agreement granted the lender a security interest in certain lease payments and financings. The note bore interest at 9.25% and was payable in monthly installments of interest and principal. The Partnership repaid the note in full during the year ended December 31, 2001.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     In December 1995, the Partnership borrowed $4,148,838 by pledging lease receivables and granting a security interest in the underlying equipment and receivables relating to a specified group of leases and financing transactions. The loan accrued interest at a fixed rate of 8.02%, and was payable from receivable proceeds generated by the portfolio that had secured it. The Partnership repaid the note in full during the year ended December 31, 2000.

     In June 1997, the Partnership acquired two DeHaviland DHC-8-102 aircraft and leased them to U.S. Air. The purchase price totaled $6,819,250 of which the Partnership borrowed $3,200,000 in non-recourse debt from an unaffiliated third party lender ("the Aircraft Lender"). In October 1998, the Partnership borrowed an additional $750,000 from the Aircraft Lender to refurbish one of the two aircraft (in the aggregate the "Aircraft Debt").

     In August 1999, the Partnership borrowed $3,000,000 of new debt from a new lender at a rate of 9.6% with a scheduled maturity date of November 2003 and repaid a portion of the Aircraft Debt. In September 2000, the balance of the new debt of $2,504,354 was repaid with a portion of the proceeds from the sale of one of the aircraft.

     In the first quarter of 2000, the Partnership refinanced the remaining Aircraft Debt outstanding and borrowed an additional $2,000,000 under a non-recourse note ("2000 Non-recourse Note"). This debt was restructured as of January 3, 2003 due to U.S. Air filing for bankruptcy. This debt carries an interest rate of 11% and has a maturity date of December 2003. This debt is collateralized by the remaining aircraft on lease with U.S. Air and the underlying equipment with a net book value of $1,400,020 at December 31, 2002. The 2000 non-recourse note is scheduled to mature in 2003.

8.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the year ended December 31, 2000 were as follows:
Charged to Operations

Management fees                                 $      47,532
Administrative expense reimbursements                  12,292
                                                    ---------

Year ended December 31, 2000                    $      59,824
                                                =============

     No such fees were incurred during the year ended December 31, 2002 and 2001 pursuant to the General Partners voluntary decision to waive its right to management fees and expense reimbursements effective July 1, 2000.

     In accordance with the terms of the Management Agreement, the Partnership paid the General Partner management fees based on a percentage of rental payments received (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations (See Note 1 for information relating to organization and offering expenses and indemnity commission).

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

     In 1997, the Partnership financed a portion of the free cash flow relating to a leveraged lease owned by an affiliate, L.P. Seven. The lease expires in July of 2004, at which time the maturity value of the financing was to be $2,000,000. L.P. Seven has exercised its discretionary right to prepay a portion of the financing, and during the six months ended December 31, 2002, L.P. Seven prepaid $250,000 to the Partnership. The balance at December 2002 of $1,750,000 is included in the caption "Investment in Financings."

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

9.   Tax Information (Unaudited)

     The following reconciles net income for financial statement reporting purposes to income (loss) for federal income tax purposes for the years ended December 31:

                                                          2002            2001           2000
                                                          ----            ----           ----

Net income for financial statement reporting purposes   $   662,388    $   284,772    $   820,615

Differences due to:
   Direct finance leases ............................          --          246,723        449,184
   Depreciation and amortization ....................        87,156       (225,783)    (1,062,527)
   Provision for gains (losses) .....................       133,903       (256,928)       (29,384)
   (Loss) gain on sale of equipment .................        (3,104)       312,147       (184,260)
   Other ............................................      (467,762)      (339,262)        85,051
                                                        -----------    -----------    -----------
Partnership income for
   federal income tax reporting purposes ............   $   412,581    $    21,669    $    78,679
                                                        ===========    ===========    ===========

     As of December 31, 2002, the partners' capital accounts for financial statement reporting purposes totaled $1,039,778 compared to the partners' capital accounts for federal income tax purposes of $7,501,076 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes, but not for federal income tax reporting purposes and temporary differences related to direct finance leases, depreciation and provision for gains and losses.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

10.  Quarterly Financial Data (Unaudited)

     The following table is a summary of financial data by quarter for the years ended December 31, 2002 and 2001:

                                                                   For the Quarter Ended
                                       ------------------------------------------------------------------

                                            March 31,      June 30,       September 30,      December 31,
                                            --------       -------        ------------       -----------

2002
     Revenues                             $  297,506      $   308,171      $  246,086     $     742,345
                                          ==========      ===========      ==========     =============

     Net income (loss) allocable to
       limited partners                   $   87,313      $    80,523      $  (45,345)    $   533,273(1)
                                          ==========      ===========      ==========     =============

     Net income (loss) per weighted
       average limited partnership unit   $     0.21      $        0.20    $    (0.11)    $        1.34
                                          ==========      =============    ==========     =============


2001
     Revenues                             $  424,703      $  (215,214)     $  208,124     $     457,082
                                          ==========      ===========      ==========     =============

     Net income (loss) allocable to
       limited partners                   $  192,964      $  (426,480)(2)  $    8,895     $   506,545(3)
                                          ==========      ===========      ==========     =============

     Net income (loss) per weighted
       average limited partnership unit   $     0.48      $     (1.07)     $     0.02     $        1.28
                                          ==========      ===========      ==========     =============

(1) The fourth quarter of 2002 includes a one-time adjustment of $513,174 shown under the caption "Miscellaneous Income," due to a revised estimated amount of residual sharing values.

(2) The second quarter of 2001 includes the effect of the Partnership's share of the $1,825,000 provision for bad debts recorded by a joint venture in which the Partnership has an interest (See note 3).

(3)  The  fourth   quarter  of  2001  includes  the  effect  of  a  reversal  of approximately $257,000 of allowances for bad debts no longer deemed necessary.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

     The information required by Item 304 of Regulation S-K was previously filed as part of the Partnership's Current Reports on Form 8-K filed on February 5, 2003.

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

     The General Partner performs certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke            Chairman, Chief Executive Officer and Director

Paul B. Weiss                   President and Director

Thomas W. Martin                Executive Vice President and Director

     Beaufort J. B. Clarke, age 56, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 42, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

     Thomas W. Martin, age 49, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     There were no payments or accrued compensation and reimbursement expenses to the General Partner or its affiliates for the years ended December 31, 2002, 2001 and 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) The registrant is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

 (b) As of March 28, 2003, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

Item 14.  Control and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership within 90 days prior to the filing of this annual report. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements - See Part II, Item 8 hereof.

     2. Financial Statement Schedule - None.

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

     3. Exhibits - The following exhibits are incorporated herein by reference:

          (i)  Form of  Dealer-Manager  Agreement  (Incorporated by reference to
               Exhibit 1.1 to Form S-1 Registration Statement No. 33-40044 filed with the Securities and Exchange Commission on April 18, 1991).

          (ii) Form of Selling Dealer  Agreement  (Incorporated  by reference to
               Exhibit 1.2 to Form S-1 Registration Statement No. 33-40044 filed with the Securities and Exchange Commission on April 18, 1991).

          (iii)Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 4 to Form S-1 Registration Statement No. 33-40044 filed with the Securities and Exchange Commission on August 14, 1991).

(b) Reports on Form 8-K

     Form 8-K filed on February 5, 2003
     Item 4.  Changes in Registrant's Certifying Accountant

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

Exhibits

99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(d)  Unconsolidated  Joint Venture Financial  Statements
     ICON Receivables 1997-A LLC - as of and for the years ended December 31, 2002 and 2001

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

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

                                 ICON CASH FLOW PARTNERS, L.P., Series D
                                 File No. 33-40044 (Registrant)
                                 By its General Partner, ICON Capital Corp.


Date: March 28, 2003             /s/ Beaufort J.B. Clarke
                                 -----------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date: March 28, 2003          /s/ Beaufort J.B. Clarke
                              -------------------------------------------------
                              Beaufort J.B. Clarke
                              Chairman, Chief Executive Officer and Director


Date: March 28, 2003          /s/ Paul B. Weiss
                              -------------------------------------------------
                              Paul B. Weiss
                              President and Director


Date: March 28, 2003         /s/ Thomas W. Martin
                             --------------------------------------------------
                             Thomas W. Martin
                             Executive Vice President
                             (Principal Financial and Accounting Officer)






Supplemental Information to be Furnished With Reports Filed Pursuant to Section
--------------------------------------------------------------------------------
15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
--------------------------------------------------------------------------------
Section 12 of the Act
---------------------

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

                                                     Certifications - 10-K


I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners, L.P., Series D;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 28, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series D

                              Certifications - 10-K


I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners, L.P., Series D;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 28, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer of the General Partner of the Registrant) ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002

EXHIBIT 99.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the period ended December 31, 2002 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  March 28, 2003




                 /s/ Beaufort J.B. Clarke
                 ---------------------------------------------------
                 Beaufort J.B. Clarke
                 Chairman and Chief Executive Officer
                 ICON Capital Corp.
                 sole General Partner of ICON Cash Flow Partners, L.P., Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2002


EXHIBIT 99.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the period ended December 31, 2002 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  March 28, 2003




                /s/ Thomas W. Martin
                -------------------------------------------------------
                Thomas W. Martin
                Executive Vice President (Principal
                Financial and Accounting Officer)
                ICON Capital Corp.
                sole General Partner of ICON Cash Flow Partners, L.P., Series D

                           ICON Receivables 1997-A LLC

                              Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditor's Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT


The Members
ICON Receivables 1997-A LLC

We have audited the accompanying balance sheet of ICON Receivables 1997-A LLC (the "Company") as of December 31, 2002, and the related statements of operations, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ICON Receivables 1997-A LLC as of December 31, 2001, were audited by other auditors whose report dated April 15, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

In our opinion, the 2002 financial statements referred to the above present fairly, in all material respects, the financial position of ICON Receivables 1997-A LLC as of December 31 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                      /s/Hays & Company LLP
                                                      ---------------------
                                                       Hays & Company LLP


March 13, 2003
New York, New York

                           ICON Receivables 1997-A LLC

                                 Balance Sheets

                                  December 31,


         Assets                                                2002          2001
                                                               ----          ----

Cash                                                     $    64,889    $   673,740

Investment in finance leases
   Minimum rents receivable                                  684,130      2,984,147
   Estimated unguaranteed residual values                    169,186        269,211
   Unearned income                                           (76,362)      (134,914)
   Allowance for doubtful accounts                          (492,234)    (2,174,224)

                                                             284,720        944,220

Other assets                                                 345,152        238,622

Total assets                                             $   694,761    $ 1,856,582

         Liabilities and Members' Equity

Notes payable non-recourse                               $      --      $ 1,157,730
Security deposits, deferred credits and other payables       390,389        549,715

Total liabilities                                            390,389      1,707,445

Commitments and Contingencies

Members' equity                                              304,372        149,137

Total liabilities and members' equity                    $   694,761    $ 1,856,582





See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                            Statements of Operations

                        For the Years Ended December 31,


                                                        2002           2001
                                                        ----           ----

Revenue

   Finance income                                  $    49,798    $   465,049
   Interest income and other                             5,342         56,001
   (Loss) gain on sale of investments                  (12,763)        26,997

   Total revenues                                       42,377        548,047

Expenses

   General and administrative and other expenses       119,347        531,747
   Interest expense                                     36,629        195,755
   (Reversal of) provision for doubtful accounts      (268,834)     1,825,000

   Total expenses                                     (112,858)     2,552,502

Net income (loss)                                  $   155,235    $(2,004,455)

See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                    Statements of Changes in Members' Equity

                 For the Years Ended December 31, 2002 and 2001



Balance at January 1, 2001                               $ 2,153,592

Net loss                                                  (2,004,455)

Balance at December 31, 2001                                 149,137

Net income                                                   155,235

Balance at December 31, 2002                             $   304,372



See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                       2002           2001
                                                                       ----           ----

Cash flows from operating activities:
   Net income (loss)                                              $   155,235    $(2,004,455)
   Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating activities:
       Loss (gain) on sale of investments                              12,763        (26,997)
       (Reversal of) provision for doubtful accounts                 (268,834)     1,825,000
       Changes in operating assets and liabilities:
         Other assets                                                (106,530)       602,179
         Security deposits, deferred credits and other payables      (159,326)    (1,283,114)
         Change in operating assets and liabilities                   238,748      4,476,202

         Total adjustments                                           (283,179)     5,593,270

       Net cash (used in) provided by operating activities           (127,944)     3,588,815

Cash flows from investing activities:
   Proceeds from the sale of investments                              676,823        323,574

       Net cash provided by investing activities                      676,823        323,574

Cash flows from financing activities:
   Principal payments on notes payable non-recourse                (1,157,730)    (3,858,368)

       Net cash used in financing activities                       (1,157,730)    (3,858,368)

Net (decrease) increase in cash                                      (608,851)        54,021

Cash at beginning of year                                             673,740        619,719

Cash at end of year                                               $    64,889    $   673,740


Supplemental information-interest paid                            $    36,629    $   194,555



See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                          Notes to Financial Statements

                                December 31, 2002

1.       Organization

     ICON Receivables 1997-A LLC (the "Company"), was formed in March 1997 and commenced business operations in 1997. In 1997, ICON Cash Flow Partners, L.P., Series D ("Series D"), ICON Cash Flow Partners, L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases and finance receivables and residuals to the Company. The financial statements reflect the Company's management of such contributed assets. Since its formation, the Company has not entered into any new transactions other than owning and managing the assets contributed for the benefit of the members. The Company is managed by the General Partner of each of the Company's members. The Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

2.       Significant Accounting Policies

     Basis of Accounting and Presentation - The Company's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The Company's leases are accounted for as finance leases. As such, the Company recorded, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method.

     Investment in Financings - Investment in financings represented the gross receivables due from the financing of equipment less the related unearned income. The unearned income was recognized as finance income over the terms of the receivables using the interest method.

     Allowance for Doubtful Accounts - The Company records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Company's write-off policy is based on an analysis of the aging of the Company's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written off when the analysis indicates that the probability of collection of the account is remote.

                           ICON Receivables 1997-A LLC

                                December 31, 2002

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is that of each of the members rather than the Company. The Company's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the members.

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

     The Company measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Company from re-lease or sale of the equipment.

3.   Finance Lease Receivables

     Non-cancelable minimum annual rental amounts due on finance leases at December 31, 2002 are as follows:

           Year Ending
          December 31,               Amount
          ------------              -------

             2003                   $ 666,116
             2004                      18,014
                                    ---------

                                    $ 684,130

     The Company's allowance for doubtful accounts relates to a significant amount of past due receivables which are reflected in the above table as due in 2003.

                           ICON Receivables 1997-A LLC

                                December 31, 2002

4.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                                      Finance
                                                      Leases      Financings        Total
                                                      ------      ----------        -----

Balance at January 1, 2001                        $   786,560    $   802,699    $ 1,589,259

    Accounts written-off                             (437,336)      (802,699)    (1,240,035)
    Provision for doubtful accounts                 1,825,000           --        1,825,000

Balance at December 31, 2001                        2,174,224           --        2,174,224

    Accounts written-off                           (1,413,156)          --       (1,413,156)
    Reversal of provision for doubtful accounts      (268,834)          --         (268,834)

Balance at December 31, 2002                      $   492,234    $      --      $   492,234




5.   Notes Payable

     The notes payable are non-recourse, bear interest at rates ranging from 6.435% to 6.95% and are secured by and payable from the collections of finance lease receivables and proceeds from the sales of residuals.

6.       Other Assets

     Other assets include amounts due from affiliates of $345,152 and $206,421 at December 31, 2002 and 2001, respectively, which represent amounts collected by an affiliate on the Company's behalf.