Form 10-Q
period 2003-03-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 2003-05-12
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                 March 31, 2003
                               -------------------------------------------------

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

                                 (212)418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets

                                                           March 31,     December 31,
                                                             2003           2002
                                                             ----           ----
         Assets                                           (unaudited)
         ------

Cash and cash equivalents                                $     8,494    $   116,095
                                                         -----------    -----------

Investment in finance leases
   Minimum rents receivable                                    1,263          4,082
                                                         -----------    -----------


Investment in operating leases
   Equipment, at cost                                      3,459,597      3,459,597
   Accumulated depreciation                               (2,125,805)    (2,059,577)
                                                         -----------    -----------
                                                           1,333,792      1,400,020
                                                         -----------    -----------
Investment in financings
   Receivables due in installments                         2,026,584      2,048,816
   Unearned income                                          (256,781)      (304,051)
   Allowance for doubtful accounts                           (25,000)       (25,000)
                                                         -----------    -----------
                                                           1,744,803      1,719,765
                                                         -----------    -----------

Investment in unconsolidated joint venture                    49,465         54,208
                                                         -----------    -----------

Other assets, net                                             32,424        127,734
                                                         -----------    -----------

Total assets                                             $ 3,170,241    $ 3,421,904
                                                         ===========    ===========

         Liabilities and Partners' Equity
         --------------------------------

Notes payable - non-recourse                             $ 1,960,214    $ 2,086,075
Security deposits, deferred credits and other payables       208,557        296,051
                                                         -----------    -----------

Total liabilities                                          2,168,771      2,382,126
                                                         -----------    -----------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                          (334,581)      (334,198)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price)                   1,336,051      1,373,976
                                                         -----------    -----------

Total partners' equity                                     1,001,470      1,039,778
                                                         -----------    -----------

Total liabilities and partners' equity                   $ 3,170,241    $ 3,421,904
                                                         ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                    2003         2002
                                                    ----         ----

Revenue
   Rental income .......................         $  89,087    $ 263,836
   Finance income ......................            47,270       45,805
   Loss on sales of equipment ..........              --        (11,105)
   Loss from investment in joint venture            (4,743)      (4,113)
   Interest and other income ...........               272        3,083
                                                 ---------    ---------

   Total revenues ......................           131,886      297,506
                                                 ---------    ---------

Expenses
   Depreciation ........................            66,228      102,175
   Interest ............................            56,284       64,806
   General and administrative ..........            47,682       41,875
   Amortization of initial direct costs               --            455
                                                 ---------    ---------

   Total expenses ......................           170,194      209,311
                                                 ---------    ---------

Net (loss) income ......................          $(38,308)   $  88,195
                                                 =========    =========

Net (loss) income allocable to:
   Limited partners ....................         $ (37,925)   $  87,313
   General Partner .....................              (383)         882
                                                 ---------    ---------

                                                 $ (38,308)   $  88,195
                                                 =========    =========
Weighted average number of limited
   partnership units outstanding .......           399,118      399,118
                                                 =========    =========

Net (loss) income per weighted average
   limited partnership unit ............         $    (.10)   $     .22
                                                 =========    =========











See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

        Condensed Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2003

                                   (unaudited)

                                     Limited         General
                                     Partners        Partner        Total


Balance at January 1, 2003         $ 1,373,976    $  (334,198)  $  1,039,778

Net loss                               (37,925)          (383)       (38,308)
                                   -----------    -----------    -----------

Balance at March 31, 2003          $ 1,336,051    $  (334,581)   $ 1,001,470
                                   ===========    ===========    ===========




























See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                     2003          2002
                                                                     ----          ----

Cash flows from operating activities:
   Net (loss) income                                              $ (38,308)   $  88,195
                                                                  ---------    ---------
   Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
       Interest expense on non-recourse financing paid directly
         to lenders by lessees                                       56,284       64,806
       Depreciation                                                  66,228      102,175
       Finance income portion of receivables paid directly to
         lenders by lessees                                            --        (35,075)
       Rental income paid directly to lenders by lessees            (85,333)    (172,333)
       Loss from investment in unconsolidated joint venture          4,743        4,113
       Amortization of initial direct costs                            --            455
       Loss on sales of equipment                                      --         11,105
       Changes in operating assets and liabilities:
         Non-financed receivables                                   (22,219)      64,980
         Other assets                                                95,310        2,602
         Security deposits, deferred credits and other payables     (87,494)    (177,802)
         Other                                                         --        (20,233)
                                                                  ---------    ---------

           Total adjustments                                         27,519     (155,207)
                                                                  ---------    ---------

       Net cash used in operating activities                        (10,789)     (67,012)
                                                                  ---------    ---------

Cash flows from investing activities:
    Proceeds from sales of equipment                                   --            522
                                                                  ---------    ---------

Cash flow from financing activities:
    Repayments of notes payable - non-recourse                      (96,812)        --
                                                                  ---------    ---------

Net decrease in cash and cash equivalents                          (107,601)     (66,490)

Cash and cash equivalents at beginning of period                    116,095       74,127
                                                                  ---------    ---------

Cash and cash equivalents at end of period                        $   8,494    $   7,637
                                                                  =========    =========





See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     During the three months ended March 31, 2003 and 2002, non-cash activities included the following:

                                                        2003        2002
                                                        ----        ----

Rental income assigned to operating
   lease receivable                                 $  85,333    $ 172,333
Principal and interest on non-recourse financing
   paid directly by lessees                           (85,333)    (172,333)
                                                    ---------    ---------

                                                    $    --      $    --
                                                    =========    =========

     Interest expense of $56,284 and $64,806 for the three months ended March 31, 2003 and 2002 consisted of interest expense on non-recourse financing paid or accrued directly to lenders by lessees.































See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2003

                                   (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2002 Annual Report on Form 10-K.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner), a Connecticut Corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

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

3.   Related Party Transactions

     During the quarters ended March 31, 2003 and 2002, the Partnership made no payments of fees or other expenses pursuant to the General Partners voluntary decision to waive its right to management fees and expense reimbursements effective July 1, 2000.

     In 1997, the Partnership financed a portion of the free cash flow relating to a leveraged lease owned by an affiliate, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"). The lease expires in July of 2004, at which time the maturity value of the financing was to be $2,000,000. L.P. Seven has exercised its discretionary right to prepay a portion of the financing, and during the year ended December 31, 2002, L.P. Seven prepaid $250,000 to the Partnership. The balance at March 31, 2003 of $1,750,000 is included in the caption "Investment in Financings."

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     The Partnership has an investment in one unconsolidated joint venture with other Partnerships sponsored by the General Partner (See Note 4 for additional information relating to the joint venture).

4.       Investment in Unconsolidated Joint Venture

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

     ICON Receivables 1997-A LLC

     In March 1997 the Partnership, and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, ICON Cash Flow Partners, L.P., Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of March 31, 2003, the Partnership, Series E, L.P. Six and L.P. Seven own 17.81%, 31.19%, 31.03% and 19.97% interests, respectively, in 1997-A. The
Partnership accounts for its investment in 1997-A under the equity method of accounting.


     Information as to the unaudited financial position of 1997-A as of March 31, 2003 and December 31, 2002 and results of operations for the quarters ended March 31, 2003 and 2002 are summarized as follows:


                                           March 31, 2003   December 31, 2002
                                           --------------   -----------------

Assets                                        $768,393         $694,761
                                              ========         ========

Liabilities                                   $490,652         $390,389
                                              ========         ========

Equity                                        $277,741         $304,372
                                              ========         ========

Partnership's share of equity                 $ 49,465         $ 54,208
                                              ========         ========

                                           For the Three      For the Three
                                            Months Ended       Months Ended
                                           March 31, 2003     March 31, 2002
                                           --------------     --------------

Net loss                                      $(26,631)        $(23,095)
                                              =========         ========

Partnership's share of net loss               $ (4,743)        $ (4,113)
                                              =========         ========

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

5.   US Airways, Inc.

     One of the Partnership's significant remaining assets is a DeHavilland DHC-8-102 aircraft which is subject to a lease with US Airways, Inc. ("US Air"). The aircraft has a carrying value of $1,290,202 at March 31, 2003, and the related lease is scheduled to expire in the fourth quarter of 2003. The aircraft is subject to non-recourse financing and the lease payments are remitted directly by US Air to the Partnership. The Partnership in turn remits the monthly payments to the lender to reduce the loan balance. If all payments are made as scheduled, the loan would have a final balloon payment due at termination date of the lease of $2.1 million.

     On August 11, 2002, US Air filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and was delinquent in its rental payments from June 2002 through December 2002. During the third and fourth quarter of 2002, the Partnership paid the lender the scheduled note payments due.

     Management has negotiated new terms with US Air regarding the revised rental schedule for the remaining lease term. The revised schedule calls for lower rentals beginning August 11, 2002. While the Partnership has accrued rental income for the six months ended December 31, 2002 at the current rental rate of $49,000 per month, the Partnership has fully reserved for all unpaid rentals for the period prior to August 11, 2002 and has provided an additional allowance for rentals since August 11, 2002. In the aggregate, the Partnership has recorded a provision of $201,000 during the year ended December 31, 2002 for uncollected rentals due from US Air. US Air paid the Partnership $20,000 per month for the period from and including August 11, 2002 totaling $96,812, in accordance with the amended lease term agreement dated December 23, 2002. The Partnership paid this amount to the lender in January 2003. The Partnership obtained an appraisal of the aircraft during 2002, which indicated that no impairment provision was required. US Air is currently in compliance with the new lease terms and has paid all monthly rents through April 2003. Subsequent to the quarter ended March 31, 2003, US Air has emerged from bankruptcy.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                 March 31, 2003

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements dated December 31, 2002. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

     Revenues for the three months ended March 31, 2003 ("2003 Quarter") were $131,886, representing a decrease of $165,620 from the quarter ended March 31, 2002 ("2002 Quarter"). The decrease in revenues resulted primarily from a decrease in rental income of $174,749, which was offset by losses from sales of equipment of $11,105 during the 2002 Quarter.

     Expenses for the 2003 Quarter were $170,194, representing a decrease of $39,117 compared to the 2002 Quarter. The decrease in expenses resulted primarily from a decrease in depreciation expense of $35,947 due to the restructuring of US Air's lease terms effective January 3, 2003 and a decrease in interest expense of $8,522 due to a decrease in the average debt outstanding.

     Net (loss) income for the 2003 Quarter and 2002 Quarter was ($38,308) and $88,195, respectively. The net (loss) income per weighted average limited partnership unit outstanding was ($.10) and $.22 for the 2003 Quarter and 2002 Quarter, respectively.

Liquidity and Capital Resources

     The Partnership used its available cash to fund cash used in operations of $10,789 in the 2003 Quarter. The Partnership's current sources of cash are proceeds being collected from one financing lease at the rate of $7,000 per month plus certain month to month renewal lease payments. The Partnership anticipates that it will begin receiving cash rentals from a three year lease renewal that commenced in January 2002 upon the repayment of a related residual sharing obligation, which is scheduled to be repaid in the second quarter of 2003. The Partnership's cash flow may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     It is anticipated that cash distributions, if any, will not be significant until the realization of proceeds from the sale or release of the US Air aircraft and the maturity of the related financing. There were no cash distributions to the limited partners for the 2003 Quarter.

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

Item 1 - Legal Proceedings

     The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 - Exhibits and Reports on Form 8-K

(b) Reports on Form 8K

     Form 8-K filed on February 5, 2003
     Item 4.  Changes in Registrant's Certifying Accountant

(c)  Exhibits


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




      May 12, 2003                   /s/ Thomas W. Martin
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

Dated:  May 12, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series D

                              Certifications - 10-Q

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

Dated:  May 12, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer of the General Partner of the Registrant) ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                 March 31, 2003

EXHIBIT 99.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  May 12, 2003




                      /s/ Beaufort J.B. Clarke
                      ----------------------------------------------------------
                      Beaufort J.B. Clarke
                      Chairman and Chief Executive Officer
                      ICON Capital Corp.
                      General Partner of ICON Cash Flow Partners, L.P., Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                 March 31, 2003

EXHIBIT 99.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  May 12, 2003




                    /s/ Thomas W. Martin
                    -------------------------------------------------------
                    Thomas W. Martin
                    Executive Vice President (Principal
                    Financial and Accounting Officer)
                    ICON Capital Corp.
                    General Partner of ICON Cash Flow Partners, L.P., Series D