Form 10-Q
period 2003-06-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 2003-08-13
CIK 874320

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                 June 30, 2003
                              --------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [x] No

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                ICON Cash Flow Partners, L.P., Series D
                   (A Delaware Limited Partnership)

                 Condensed Consolidated Balance Sheets


                                                June 30,        December 31,
                                                  2003              2002
                                                  ----              ----
                                               (unaudited)

         Assets

Cash and cash equivalents                   $        18,200   $      116,095
                                            ---------------   --------------

Investment in finance leases
   Minimum rents receivable                             938            4,082
                                            ---------------   --------------
Investment in operating leases
   Equipment, at cost                             3,459,597        3,459,597
   Accumulated depreciation                      (2,192,035)      (2,059,577)
                                            ---------------   --------------
                                                  1,267,562        1,400,020

Investment in financings
   Receivables due in installments                1,983,516        2,048,816
   Unearned income                                 (208,936)        (304,051)
   Allowance for doubtful accounts                  (25,000)         (25,000)
                                            ---------------   --------------
                                                  1,749,580        1,719,765
                                            ---------------   --------------

Investment in unconsolidated joint venture           47,085           54,208
                                            ---------------   --------------

Other assets, net                                    26,144          127,734
                                            ---------------   --------------

Total assets                                $     3,109,509   $    3,421,904
                                            ===============   ==============














                                                        (continued on next page)

                  ICON Cash Flow Partners, L.P., Series D
                     (A Delaware Limited Partnership)

             Condensed Consolidated Balance Sheets - Continued


                                                              June 30,        December 31,
                                                                2003              2002
                                                                ----              ----
                                                             (unaudited)

         Liabilities and Partners' Equity

Notes payable - non-recourse                              $     1,947,892   $    2,086,075
Security deposits, deferred credits and other payables            168,161          296,051
                                                          ---------------   --------------

      Total liabilities                                         2,116,053        2,382,126
                                                          ---------------   --------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                               (334,661)        (334,198)
   Limited Partners (399,118 units outstanding,
     $100 per unit original issue price)                        1,328,117        1,373,976
                                                          ---------------   --------------

Total partners' equity                                            993,456        1,039,778
                                                          ---------------    --------------

Total liabilities and partners' equity                    $     3,109,509   $    3,421,904
                                                          ===============   ==============























See accompanying notes to condensed consolidated financial statements.

                  ICON Cash Flow Partners, L.P., Series D
                     (A Delaware Limited Partnership)

              Condensed Consolidated Statements of Operations

                                 (unaudited)

                                        For the Three Months  For the Six Months
                                           Ended June 30,       Ended June 30,
                                          2003       2002      2003       2002
                                          ----       ----      ----       ----
Revenue
   Rental income                       $ 70,265   $267,180  $159,352  $ 531,016
   Finance income                        47,845     45,622    95,115     91,427
   Gain (loss) on sale of equipment         348       -          348    (11,105)
   Loss from investment
     in joint venture                    (2,380)    (5,474)   (7,123)    (9,587)
   Interest and other
     income                              21,303        843    21,575      3,926
                                        -------    -------   -------    -------
   Total revenues                       137,381    308,171   269,267    605,677
                                        -------    -------   -------    -------

Expenses
   Depreciation                          66,230    102,173   132,458    204,348
   Interest                              51,009     62,524   107,293    127,330
   General and administrative            28,156     62,138    75,838    104,013
   Amortization of initial direct
     costs                                 -          -         -           455
                                        -------    -------   -------   --------

   Total expenses                       145,395    226,835   315,589    436,146
                                        -------    -------   -------   --------

Net (loss) income                      $ (8,014)  $ 81,336  $(46,322) $ 169,531
                                       ========   ========  ========  =========

Net (loss) income allocable to:
   Limited Partners                    $ (7,934)  $ 80,523  $(45,859) $ 167,836
   General Partner                          (80)       813      (463)     1,695
                                       --------   --------  --------  ---------

                                       $ (8,014)  $ 81,336  $(46,322) $ 169,531
Weighted average number of limited
   partnership units outstanding        399,118    399,118   399,118    399,118
                                       ========   ========  ========  =========

Net (loss) income per weighted average
   limited partnership unit            $  (0.02)  $   0.20  $  (0.11) $    0.42
                                       ========   ========  ========  =========










See accompanying notes to condensed consolidated financial statements.

                           ICON Cash Flow Partners, L.P., Series D
                              (A Delaware Limited Partnership)

              Condensed Consolidated Statement of Changes in Partners' Equity

                          For the Six Months Ended June 30, 2003

                                        (unaudited)



                             Limited          General
                            Partners          Partner           Total
                            --------          -------           -----

Balance at
   January 1, 2003      $    1,373,976    $    (334,198)    $   1,039,778

Net loss                       (45,859)            (463)          (46,322)
                        --------------    -------------     -------------

Balance at
   June 30, 2003        $    1,328,117    $    (334,661)    $     993,456
                        ==============    =============     =============




























See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners, L.P., Series D
                           (A Delaware Limited Partnership)

                    Condensed Consolidated Statements of Cash Flows

                           For the Six Months Ended June 30,

                                      (unaudited)


                                                                    2003         2002
                                                                    ----         ----

Cash flows from operating activities:
   Net (loss) income                                             $  (46,322)  $  169,531
                                                                 ----------   ----------
   Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
       Interest expense on non-recourse financing paid directly
         to lenders by lessees                                       107,293     127,330
       Depreciation                                                  132,458     204,348
       Finance income portion of receivables paid directly to
         lenders by lessees                                            -         (76,488)
       Rental income paid directly to lenders by lessees           (145,333)    (345,018)
       Loss from investment in unconsolidated joint venture           7,123        9,587
       Amortization of initial direct costs                            -             455
       (Gain) loss on sales of equipment                               (348)      11,105
       Changes in operating assets and liabilities:
         Non-financed receivables                                   (26,672)      83,612
         Other assets                                               101,590       10,763
         Security deposits, deferred credits and other payables    (127,890)    (245,428)
         Other                                                       (3,330)     (25,418)
                                                                 ----------   ----------

           Total adjustments                                         44,891     (245,152)
                                                                 ----------   ----------

       Net cash used in operating activities                         (1,431)     (75,621)
                                                                 ----------   ----------

Cash flows from investing activities:
   Proceeds from sales of equipment                                     348        1,494
                                                                 ----------   ----------

Cash flow from financing activities:
   Repayments of notes payable - non-recourse                       (96,812)      -
                                                                 ----------   ----------

Net decrease in cash and cash equivalents                           (97,895)     (74,127)

Cash and cash equivalents at beginning of period                    116,095       74,127
                                                                 ----------   ----------

Cash and cash equivalents at end of period                       $   18,200   $   -
                                                                 ==========   ==========





                                                        (continued on next page)

                        ICON Cash Flow Partners, L.P., Series D
                           (A Delaware Limited Partnership)

              Condensed Consolidated Statements of Cash Flows - Continued


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     During the six months ended June 30, 2003 and 2002, non-cash activities included the following:

                                                       2003           2002
                                                       ----           ----

Rental income assigned to operating
   lease receivable                               $     145,333  $     345,018
Principal and interest on non-recourse financing
   paid directly by lessees                            (145,333)      (345,018)
                                                  -------------  -------------

                                                  $     -        $     -
                                                  =============  =============

     Interest expense of $107,293 and $127,330 for the six months ended June 30, 2003 and 2002 respectively, consisted solely of interest expense on non-recourse financing paid or accrued directly to lenders by lessees.





























See accompanying notes to condensed consolidated financial statements.

                        ICON Cash Flow Partners, L.P., Series D
                            (A Delaware Limited Partnership)

                    Notes to Condensed Consolidated Financial Statements

                                      June 30, 2003
                                       (unaudited)

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

3.   Related Party Transactions

     During the quarters ended June 30, 2003 and 2002, the Partnership made no payment of fees or other expenses pursuant to the General Partners voluntary decision to waive its right to management fees and expense reimbursements effective July 1, 2000.

     In 1997, the Partnership financed a portion of the free cash flow relating to a leveraged lease owned by an affiliate, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"). The lease expires in July of 2004, at which time the maturity value of the financing was to be $2,000,000. L.P. Seven has exercised its discretionary right to prepay a portion of the financing, and during the year ended December 31, 2002, L.P. Seven prepaid $250,000 to the Partnership. The balance at June 30, 2003 of $1,750,000 is included in the caption "Investment in Financings."

     The Partnership has an investment in one unconsolidated joint venture with other Partnerships sponsored by the General Partner. (See Note 4 for additional information relating to the joint venture.)

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

     ICON Receivables 1997-A LLC
     ---------------------------

     In March 1997, the Partnership, and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and L.P. Seven contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, ICON Cash Flow Partners, L.P. Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of June 30, 2003, the Partnership, Series E, L.P. Six and L.P. Seven own 17.81%, 31.19%, 31.03% and 19.97%
interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

     Information as to the unaudited results of operations of 1997-A for the six months ended June 30, 2003 and 2002 are summarized below:

                                 Six Months Ended           Six Months Ended
                                   June 30, 2003              June 30, 2002
                                   -------------              -------------

     Net loss                     $      (39,975)            $     (53,832)
                                  ==============             =============

     Partnership's share of
       net loss                   $       (7,123)            $      (9,587)
                                  ==============             =============

5.   US Airways, Inc.
     ----------------

     One of the Partnership's significant remaining assets is a DeHavilland DHC-8-102 aircraft which is subject to an operating lease with US Airways, Inc. ("US Air"). The aircraft has a carrying value of $1,230,202 at June 30, 2003, and the related lease is scheduled to expire in the fourth quarter of 2003. The Partnership obtained an appraisal of the aircraft during 2002 which indicated that no impairment provision was required. The aircraft is subject to non-recourse financing and the lease payments are remitted directly by US Air to the Partnership. The Partnership in turn remits the monthly payments to the lender to reduce the loan balance. If all payments are made as scheduled, the loan would have a final balloon payment due at the termination date of the lease of approximately $2 million. US Air, since emerging from bankruptcy, has paid all monthly rents through August 2003.

                  ICON Cash Flow Partners, L.P., Series D
                     (A Delaware Limited Partnership)
                                June 30, 2003

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

Results of Operations for the Three Months Ended June 30, 2003 and 2002

     Revenues for the three months ended June 30, 2003 ("2003 Quarter") were $137,381, representing a decrease of $170,790 from the quarter ended June 30, 2002 ("2002 Quarter"). The decrease in revenues resulted primarily from a decrease in rental income of $196,915, which was partially offset by an increase in interest and other income of $20,460 during the 2003 Quarter. Interest and other income increased due primarily to an adjustment to deferred liabilities. Rental income decreased due to the restructuring of US Air's lease payments.

     Expenses for the 2003 Quarter were $145,395, representing a decrease of $81,440 compared to the 2002 Quarter. The decrease in expenses resulted primarily from a decrease in depreciation expense of $35,943 due to the restructuring of US Air's lease terms effective January 3, 2003, a decrease in general and administrative expense of $33,982 due to the reduction of operating activity of the Partnership, and a decrease in interest expense of $11,515 due to a decrease in the average debt outstanding.

     Net (loss) income for the 2003 Quarter and 2002 Quarter was $(8,014) and $81,366, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(0.02) and $0.20 for the 2003 Quarter and 2002 Quarter, respectively.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

     Revenues for the six months ended June 30, 2003 ("2003 Period") were $269,267, representing a decrease of $336,410 from the six months ended June 30, 2002 ("2002 Period"). The decrease in revenues resulted primarily from a decrease in rental income of $371,664, which was partially offset by an increase in interest and other income of $17,649 during the 2003 Period. Interest and other income increased due primarily to an adjustment to deferred liabilities. Rental income decreased due to the restructuring of US Air's lease payments.

     Expenses for the 2003 Period were $315,589, representing a decrease of $120,557 compared to the 2002 Period. The decrease in expenses resulted primarily from a decrease in depreciation expense of $71,890 due to the restructuring of US Air's lease terms effective January 3, 2003, a decrease in general and administrative expense of $28,175 due to the reduction of operating activity of the Partnership, and a decrease in interest expense of $20,037 due to a decrease in the average debt outstanding.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
                                  June 30, 2003

     Net (loss) income for the 2003 Period and 2002 Period was $(46,322) and $169,531, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(0.11) and $0.42 for the 2003 Period and 2002 Period, respectively.

Liquidity and Capital Resources

     Net cash used in operating activities was $1,431 in the 2003 Quarter. The Partnership's current sources of cash are proceeds being collected from one financing lease at the rate of $7,000 per month plus certain month to month renewal lease payments. In addition, the Partnership began receiving cash rentals from a three year lease renewal that commenced in January 2002. Rents from this renewal had been applied to a related residual sharing obligation, which was fulfilled in the second quarter of 2003. The Partnership's cash flow from operating activities may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     It is anticipated that cash distributions, if any, will not be significant until the realization of proceeds from the sale or release of the US Air aircraft and the maturity of the related financing as well as proceeds anticipated from the investment in financing mentioned in the notes to the condensed consolidated financial statements under Related Party Transaction (Note 3). There were no cash distributions to the limited partners for the 2003 Quarter.

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

     The Partnership managed its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation stream matches the fixed rate lease receivable stream generated by the Partnership's lease investment. The only outstanding debt at June 30, 2003 is a non-recourse loan which matures in November 2003, associated with a DeHavilland DHC-8-102 aircraft. At lease termination an approximately $2 million balloon payment is due on the debt, and is expected to be paid with sale or release proceeds.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

                  ICON Cash Flow Partners, L.P., Series D
                     (A Delaware Limited Partnership)
                                June 30, 2003


Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership as of the quarter ended June 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                    ICON Cash Flow Partners, L.P., Series D
                       (A Delaware Limited Partnership)


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
---------------------------

     The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

99.1 Certification of Chairman and Chief Executive Officer.

99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

99.3 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C.(Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                 ICON CASH FLOW PARTNERS, L.P., SERIES D
                                 File No. 33-40044 (Registrant)
                                 By its General Partner,
                                 ICON Capital Corp.


      August 13, 2003            /s/ Thomas W. Martin
      --------------             -----------------------------------------------
          Date                   Thomas W. Martin
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer of
                                 the General Partner of the Partnership)

                             Certifications - 10-Q

EXHIBIT 99.1

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report of ICON Cash Flow Partners, L.P., Series D;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


Dated:  August 13, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series D

                                  Certifications - 10-Q

EXHIBIT 99.2

I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report of ICON Cash Flow Partners, L.P., Series D;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Partnership)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series D

                            ICON Cash Flow Partners, L.P., Series D
                                (A Delaware Limited Partnership)

                                         June 30, 2003

EXHIBIT 99.3

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  August 13, 2003



             /s/ Beaufort J.B. Clarke
             ------------------------------------------------------
             Beaufort J.B. Clarke
             Chairman and Chief Executive Officer
             ICON Capital Corp.
             General Partner of ICON Cash Flow Partners, L.P., Series D

                          ICON Cash Flow Partners, L.P., Series D
                           (A Delaware Limited Partnership)

                                     June 30, 2003

EXHIBIT 99.4

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  August 13, 2003



             /s/ Thomas W. Martin
             -------------------------------------------------------
             Thomas W. Martin
             Executive Vice President (Principal
             Financial and Accounting Officer)
             ICON Capital Corp.
             General Partner of ICON Cash Flow Partners, L.P., Series D