Form 10-Q
period 2003-09-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 2003-11-13
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                September 30, 2003
                              --------------------------------------------------

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets


                                             September 30,     December 31,
                                                  2003             2002
                                                  ----             ----
                                              (unaudited)

         Assets

Cash and cash equivalents                   $        42,757   $      116,095
                                            ---------------   --------------

Investment in finance leases
   Minimum rents receivable                           1,877            4,082
                                            ---------------   --------------

Investment in operating leases
   Equipment, at cost                             3,384,869        3,459,597
   Accumulated depreciation                      (2,214,667)      (2,059,577)
                                            ---------------   --------------
                                                  1,170,202        1,400,020
                                            ---------------   --------------

Investment in financings
   Receivables due in installments                1,971,050        2,048,816
   Unearned income                                 (160,511)        (304,051)
   Allowance for doubtful accounts                  (25,000)         (25,000)
                                            ---------------   --------------
                                                  1,785,539        1,719,765
                                            ---------------   --------------

Investment in unconsolidated joint venture           45,180           54,208
                                            ---------------   --------------

Other assets, net                                     6,220          127,734
                                            ---------------   --------------

Total assets                                $     3,051,775   $    3,421,904
                                            ===============   ==============














                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued



                                                              September 30,     December 31,
                                                                  2003              2002
                                                                  ----              ----
                                                               (unaudited)

         Liabilities and Partners' Equity



Notes payable - recourse                                     $     1,941,182   $    2,086,075
Due to affiliates                                                     49,486          137,153
Security deposits, deferred credits and other payables                10,519          158,898
                                                             ---------------   --------------

      Total liabilities                                            2,001,187        2,382,126
                                                             ---------------   --------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (334,090)        (334,198)
   Limited Partners (399,118 units outstanding,
     $100 per unit original issue price)                           1,384,678        1,373,976
                                                             ---------------   --------------

Total partners' equity                                             1,050,588        1,039,778
                                                             ---------------   --------------

Total liabilities and partners' equity                       $     3,051,775   $    3,421,904
                                                             ===============   ==============























See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                                        (unaudited)



                                                   Three Months            Nine Months
                                                Ended September 30,     Ended September 30,
                                                  2003        2002        2003      2002
                                                  ----        ----        ----      ----
Revenue
   Rental income                               $  61,877   $  203,216  $ 221,229  $ 734,232
   Finance income                                 48,425       46,163    143,540    137,590
   Gain (loss) on
     sales of equipment                          116,591       -         116,939    (11,105)
   Loss from investment
     in joint venture                             (1,905)      (3,438)    (9,028)   (13,025)
   Interest and other income                       -              145     21,575      4,071
                                               ---------   ----------  ---------  ---------

   Total revenues                                224,988      246,086    494,255    851,763
                                               ---------   ----------  ---------  ---------

Expenses
   Depreciation                                   60,000      102,174    192,458    306,522
   Interest                                       53,290       60,180    160,583    187,510
   General and administrative                     54,566       15,535    130,404    119,548
   Provision for bad debts                         -          114,000      -        114,000
   Amortization of initial direct costs            -            -          -            455
                                               ---------   ----------  ---------  ---------

   Total expenses                                167,856      291,889    483,445    728,035
                                               ---------   ----------  ---------  ---------

Net income (loss)                              $  57,132   $  (45,803) $  10,810  $ 123,728
                                               =========   ==========  =========  =========

Net income (loss) allocable to:
   Limited Partners                            $  56,561   $  (45,345) $  10,702  $ 122,491
   General Partner                                   571         (458)       108      1,237
                                               ---------   ----------  ---------  ---------

                                               $  57,132   $  (45,803) $  10,810  $ 123,728
                                               =========   ==========  =========  =========
Weighted average number of limited
   partnership units outstanding                 399,118      399,118    399,118    399,118
                                               =========   ==========  =========  =========

Net income (loss) per weighted average
   limited partnership unit                    $    0.14   $     (.11) $    0.03  $     .31
                                               =========   ==========  =========  =========











See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                      Nine Months Ended September 30, 2003

                                   (unaudited)



                                   Limited           General
                                  Partners           Partner          Total
                                  --------           -------          -----

Balance at
   January 1, 2003            $    1,373,976    $    (334,198)    $   1,039,778

Net income                            10,702              108            10,810
                              --------------    -------------     -------------

Balance at
   September 30, 2003         $    1,384,678    $    (334,090)    $   1,050,588
                              ==============    =============     =============




























See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                         Nine Months Ended September 30,

                                   (unaudited)


                                                                        2003             2002
                                                                        ----             ----
Cash flows from operating activities:
   Net income                                                       $      10,810   $     123,728
                                                                    -------------   -------------
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
       Interest expense on recourse financing paid directly
         to lenders by lessees                                            160,583         127,330
       Depreciation                                                       192,458         306,522
       Provision for bad debts                                            -               114,000
       Finance income portion of receivables paid directly to
         lenders by lessees                                               -              (137,590)
       Rental income paid directly to lenders by lessees                 (208,664)       (370,001)
       Loss from investment in unconsolidated joint venture                 9,028          13,025
       Amortization of initial direct costs                               -                   455
       (Gain) loss on sales of equipment                                 (116,939)         11,105
       Changes in operating assets and liabilities:
         Non-financed receivables                                         (51,573)        176,932
         Other assets                                                     121,514        (124,192)
         Due to Affiliates                                                (87,667)        -
         Security deposits, deferred credits and other payables          (148,379)       (190,533)
         Other                                                            -                17,209
                                                                    -------------   -------------

           Total adjustments                                             (129,639)        (55,738)
                                                                    -------------   -------------

       Net cash (used in) provided by operating activities               (118,829)         67,990
                                                                    -------------   -------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                       142,303           1,494
                                                                    -------------   -------------

Cash flow from financing activities:
   Repayments of notes payable - recourse                                 (96,812)        (86,820)
                                                                    -------------   -------------

Net decrease in cash and cash equivalents                                 (73,338)        (17,336)

Cash and cash equivalents at beginning of period                          116,095          74,127
                                                                    -------------   -------------

Cash and cash equivalents at end of period                          $      42,757   $      56,791
                                                                    =============   =============




                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     During the nine months ended September 30, 2003 and 2002, non-cash activities included the following:

                                                     2003            2002
                                                     ----            ----

Rental income assigned to operating
   lease receivable                                $  208,664      $  370,001
Principal and interest on recourse financing
   paid directly by lessees                          (208,664)       (370,001)
                                                   ----------      ----------

                                                   $    -          $    -
                                                   ==========      ==========

Interest paid directly to lenders by lessees
   pursuant to recourse financing                  $  160,583      $  127,330
Other interest paid                                     -               -
                                                   ----------      ----------

Total interest expense                             $  160,583      $  127,330
                                                   ==========      ==========

























See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2003
                                   (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2002 Annual Report on Form 10-K. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut Corporation. The General Partner's manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

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

3.   Related Party Transactions

     During the quarters ended September 30, 2003 and 2002, the Partnership made no payment of fees or other expenses pursuant to the General Partner's voluntary decision to waive its right to management fees and expense reimbursements effective July 1, 2000.

     In 1997, the Partnership financed a portion of the free cash flow relating to a lease owned by an affiliate, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"). The lease expires in July of 2004, at which time the maturity value of the financing was to be $2,000,000. L.P. Seven has exercised its discretionary right to prepay a portion of the financing, and during the year ended December 31, 2002, L.P. Seven prepaid $250,000 to the Partnership. The balance at September 30, 2003 of $1,750,000 is included in the caption "Investment in Financings."

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

     ICON Receivables 1997-A LLC
     ---------------------------

     In March 1997, the Partnership, and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six"), and L.P. Seven contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, ICON Cash Flow Partners, L.P. Series E ("Series E"), L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of September 30, 2003, the Partnership, Series E, L.P. Six and L.P. Seven own 17.81%, 31.19%, 31.03% and 19.97%
interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

     Information as to the unaudited results of operations of 1997-A for the nine months ended September 30, 2003 and 2002 are summarized below:

                                  Nine Months Ended           Nine Months Ended
                                 September 30, 2003          September 30, 2002
                                 ------------------          ------------------

 Net loss                           $     50,673                 $    73,135
                                    ============                 ===========

 Partnership's share of
   net loss                         $      9,028                 $    13,025
                                    ============                 ===========


5.   US Airways, Inc.
     ----------------

     One of the Partnership's significant remaining assets is a DeHavilland DHC-8-102 aircraft which is subject to an operating lease with US Airways, Inc. ("US Air"). The aircraft has a carrying value of $1,170,202 at September 30, 2003, and the related lease is scheduled to expire in the fourth quarter of 2003. The Partnership obtained an appraisal of the aircraft during 2002 which indicated that no impairment provision was required. The aircraft is subject to recourse financing and the lease payments are remitted directly by US Air to the lender. If all payments are made as scheduled, the loan would have a final balloon payment due at the termination date of the lease of approximately $2 million. US Air, since emerging from bankruptcy, has paid all monthly rents through November 2003.

6.   Equipment sales
     ---------------

     During the nine month period ended September 30, 2003, the Partnership sold equipment with a net book value of $25,364 for total proceeds of $142,303 resulting in a net gain of $116,939.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 2003

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

Results of Operations for the Three Months Ended September 30, 2003 and 2002

     Revenues for the three months ended September 30, 2003 ("2003 Quarter") were $224,988, representing a decrease of $21,098 from the quarter ended September 30, 2002 ("2002 Quarter"). The decrease in revenues resulted primarily from a decrease in rental income of $141,339, which was partially offset by an increase in gain on sales of equipment of $116,591 during the 2003 Quarter. Rental income decreased primarily due to the restructuring of US Air's lease payments in 2002.

     Expenses for the 2003 Quarter were $167,856, representing a decrease of $124,033 compared to the 2002 Quarter. The decrease in expenses resulted primarily from a decrease in provision for bad debts of $114,000 and a decrease in depreciation expense of $42,174. An increase in general and administrative expense of $39,031 partially offset these decreases. Increase in general and administrative expense was due primarily to legal fees related to the US Air restructuring.

     Net income (loss) for the 2003 Quarter and 2002 Quarter was $57,132 and $(45,803), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $0.14 and $(.11) for the 2003 Quarter and 2002 Quarter, respectively.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

     Revenues for the nine months ended September 30, 2003 ("2003 Period") were $494,255 representing a decrease of $357,508 from the nine months ended September 30, 2002 ("2002 Period"). The decrease in revenues resulted primarily from a decrease in rental income of $513,003, which was partially offset by an increase in gain on sales of equipment of $128,044 during the 2003 Period. Rental income decreased due primarily to the restructuring of US Air's lease payments.

     Expenses for the 2003 Period were $483,445, representing a decrease of $244,590 compared to the 2002 Period. The decrease in expenses resulted primarily from a decrease in depreciation expense of $114,064 due to the restructuring of US Air's lease terms effective January 3, 2003 and a decrease in provision for bad debts of $114,000. An increase in general and administrative expense of $10,856 partially offset these decreases. Increase in general and administrative expense was due primarily to legal fees related to the US Air restructuring.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 2003

     Net income for the 2003 Period and 2002 Period was $10,810 and $123,728, respectively. The net income per weighted average limited partnership unit outstanding was $.03 and $.31 for the 2003 Period and 2002 Period, respectively.

Liquidity and Capital Resources

     Net cash used in operating activities was $118,829 in the 2003 Period. The Partnership's current sources of cash are proceeds being collected from one financing lease at the rate of $7,000 per month plus certain month to month renewal lease payments. In addition, proceeds from sale of equipment of $142,303 also attributed to the Partnership's sources of cash. The Partnership's cash flow from operating activities may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     It is anticipated that cash distributions, if any, will not be significant until the realization of proceeds from the sale or release of the US Air aircraft and the maturity of the related financing as well as proceeds anticipated from the investment in financing mentioned in the notes to the condensed consolidated financial statements under Related Party Transactions (Note 3). There were no cash distributions to the limited partners for the 2003 Period.

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

     The Partnership managed its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation stream matches the fixed rate lease receivable stream generated by the Partnership's lease investment. The only outstanding debt at September 30, 2003 is a recourse loan which matures in November 2003, associated with a DeHavilland DHC-8-102 aircraft. At lease termination an approximately $2 million balloon payment is due on the debt, and is expected to be paid with sale or re-lease proceeds.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 2003

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership as of the quarter ended September 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

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

Item 1 - Legal Proceedings
--------------------------

     The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     32.1 Certification of Chairman and Chief Executive Officer.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     33.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     33.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                ICON CASH FLOW PARTNERS, L.P., SERIES D
                                File No. 33-40044 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.



      November 13, 2003         /s/ Thomas W. Martin
      -----------------         -------------------------------
             Date               Thomas W. Martin
                                Executive Vice President
                                (Principal Financial and Accounting Officer of
                                the General Partner of the Partnership)

                              Certifications - 10-Q
                              ---------------------

EXHIBIT 32.1

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


Dated:  November 13, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series D

                             Certifications - 10-Q
                             ---------------------

EXHIBIT 32.2

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

Dated:  November 13, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Partnership)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 2003

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  November 13, 2003



 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
 Beaufort J.B. Clarke
 Chairman and Chief Executive Officer
 ICON Capital Corp.
 General Partner of ICON Cash Flow Partners, L.P., Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 2003

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  November 13, 2003



 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 General Partner of ICON Cash Flow Partners, L.P., Series D