Form 10-K
period 2003-12-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 2004-03-30
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                   December 31, 2003
                         -------------------------------------------------------
                                       or

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

                                TABLE OF CONTENTS

Item                                                                        Page

PART I

1.   Business                                                                3-4

2.   Properties                                                                4

3.   Legal Proceedings                                                         4

4.   Submission of Matters to a Vote of Security Holders                       4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                   5

6.   Selected Consolidated Financial Data                                      6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                    7-12

7A.  Qualitative and Quantitative Disclosures About Market Risk               13

8.   Consolidated Financial Statements                                     14-30

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                      31

9A.  Controls and Procedures                                                  31


PART III

10.  Directors and Executive Officers of the Registrant's General Partner  32-33

11.  Executive Compensation                                                   32

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                        32-33

13.  Certain Relationships and Related Transactions                           33

14.  Principal Accounting Fees and Services                                   33

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       33-34

SIGNATURES                                                                    35

Certifications                                                             36-39

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

PART I

Item 1.  Business
         --------

General Development of Business

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed in February 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, September 13, 1991, with the admission of 26,905.59 limited partnership units. Between September 14, 1991 and June 5, 1992 (the final closing date), 373,094.41 additional units were admitted bringing the total admissions to 400,000 units totaling $40,000,000 in capital contributions. From 1994 through 2003, the Partnership redeemed 882 limited partnership units leaving 399,118 units outstanding at December 31, 2003.

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

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership has: (1) acquired a diversified portfolio of leases and financing transactions; (2) made monthly cash distributions to its limited partners commencing with each limited partner's admission to the Partnership,
(3) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (4) commenced the disposition period and begun to sell the Partnership's investments and distribute the cash from sales of such investments to its partners.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

Lease and Financing Transactions

     During the years ended December 31, 2003 and 2002, the Partnership did not finance or purchase any new equipment. The Partnership had disposed of equipment upon lease expirations in 2003, which resulted in a gain of $116,939.

     The Partnership has one lessee which represents more than 10% of revenue, the lease of a DeHaviland DHC-8-102 aircraft to U.S. Airways. Lease rentals were $240,000 for 2003 and $582,931 for 2002. The carrying value of the aircraft represented approximately 36.8% of the Partnership's assets at December 31, 2003 and 39.5% at December 31, 2002.

Item 2.  Properties
         ----------

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings
         -----------------

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                          Number of Equity Security Holders
Title of Class                                 as of February 29, 2004
--------------                                 -----------------------

Limited Partners                                      3,078
General Partner                                           1

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 6.  Selected Consolidated Financial Data
         ------------------------------------



                                                            Year Ended December 31,
                                                            -----------------------

                                 2003             2002              2001             2000                1999
                                 ----             ----              ----             ----                ----

Total revenues              $     600,314   $     1,594,108   $      874,695    $    2,200,367    $     2,658,007
                            =============   ===============   ==============    ==============    ===============

Net (loss) income           $     (18,781)  $       662,388   $      284,772    $      820,615    $       823,675
                            =============   ===============   ==============    ==============    ===============

Net (loss) income
  allocable to limited
  partners                  $     (18,593)  $       655,764   $      281,924    $      812,409    $       815,438
                            =============   ===============   ==============    ==============    ===============

Net (loss) income
  allocable to the
  General Partner           $        (188)  $         6,624   $        2,848    $        8,206    $         8,237
                            =============   ===============   ==============    ==============    ===============

Weighted average
  limited partnership
  units outstanding         $     399,118           399,118          399,118           399,118            399,118
                            =============   ===============   ==============    ==============    ===============

Net (loss) income per
  weighted average
  limited partnership
  unit                      $       (0.05)  $         1.64    $         0.71    $        2.04     $         2.04
                            =============   ===============   ==============    ==============    ===============

Distributions to
  limited partners          $        -      $        -        $      588,646    $    4,091,082    $    2,461,219
                            =============   ===============   ==============    ==============    ===============

Distributions per
  weighted average limited
    partnership unit        $        -      $        -        $         1.47    $       10.25     $         6.17
                            =============   ===============   ==============    ==============    ===============

Distributions to the
  General Partner           $        -      $        -        $        5,946    $       41,323    $       24,840
                            =============   ===============   ==============    ==============    ===============






                                                                 December 31,
                                                                 ------------

                                 2003             2002              2001             2000                1999
                                 ----             ----              ----             ----                ----

Total assets               $    3,013,421   $     3,421,904   $    3,847,550    $    5,251,699    $    11,621,332
                           ==============   ===============   ==============    ==============    ===============

Notes Payable              $    1,934,027   $     2,086,075   $    2,526,940    $    3,111,495    $     5,175,985
                           ==============   ===============   ==============    ==============    ===============

Partners' equity           $    1,020,997   $     1,039,778   $      377,390    $      687,210    $     3,999,000
                           ==============   ===============   ==============    ==============    ===============


     The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     Overview - The results of operations reflect the risk factors outlined in the Partnership's prospectus. Such risk factors include, but are not limited to, the decline in the value of the Partnership's equipment, no guarantee of profitability, the potential of lessee default, and economic factors such as prevailing interest rates. These risk factors affect the Partnership's ability to realize income, in that they increase the Partnership's expenses by way of additional depreciation, impairment loss, and provision for bad debts. In addition, as the Partnership liquidates its portfolio and leases expire the cash flow will decrease.

     Under the Operating Agreement of the Partnership, the term of the Partnership is limited within the life-span of the leases remaining in the portfolio during the liquidation period. Therefore, as the leases mature, the expected revenue from the portfolio will decline. However, the Partnership's expenses, while declining during the liquidation period will increase as a percentage of lease revenue as certain expenses are fixed; thereby decreasing the partnership's cash flow.

     As the Partnership is currently operating in its liquidation period, the General Partner diligently monitors the portfolio for any trends that would affect equipment values.

     The Partnership - The Partnership's portfolio consisted of a net investment in finance leases, investment in operating lease equipment, investment in financings and an investment in an unconsolidated joint venture representing 0%, 37%, 61% and 1% of total investments at December 31, 2003, respectively, and 0%, 44%, 54% and 2% of total investments at December 31, 2002, respectively.

Results of Operations
---------------------

Years Ended December 31, 2003 and 2002

     For the years ended December 31, 2003 and 2002, the Partnership did not finance or purchase any new equipment.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Revenues for the year ended December 31, 2003 ("2003 Period") were $600,314 representing a decrease of $993,794 from December 31, 2002 ("2002 Period"). The decrease in revenues resulted primarily from decreases in rental income of $538,803 in the 2003 Period as compared to the 2002 Period. Rental income decreased due to the restructuring of the lease terms with US Airways ("US Air"), the Partnership's largest investment. Lease rentals from US Air decreased by 59%. The Partnership also had decreases in income from investment in unconsolidated joint venture, and interest income and other of $43,443 and $544,744 respectively. The Partnership experienced gain on sales of equipment of $116,939 in the 2003 Period as compared to a loss of $8,001 in the 2002 Period. The Partnership's major sale was the equipment leased to Champlain Cable Corp., from which the Partnership received proceeds of $141,956 for a gain of $116,591.

     Expenses for the 2003 Period were $619,095 representing a decrease of $312,625 from the 2002 Period. The decrease is primarily due to a decrease in depreciation expense of $156,240, and no provision for bad debt in comparison to the 2002 Period. Depreciation expense decreased due to the restructuring of the US Air's lease terms effective January 3, 2003. The Partnership made no provision for bad debt, as the current allowance is adequate to cover current delinquencies with the view of future delinquency being remote. Interest expense decreased by $31,852 as the outstanding debt balance reduced. General and administrative expense increased due to legal fees incurred for the restructuring of the US Air lease.

     Net (loss) income for the 2003 Period and 2002 Period was $(18,781) and $662,338, respectively. The net (loss) income per weighted average limited partnership unit was $(0.05) and $1.64 for 2003 and 2002 Periods, respectively.

Years Ended December 31, 2002 and 2001

     For the years ended December 31, 2002 and 2001 ("2000 period"), the Partnership did not finance or purchase any new equipment.

     Revenues for the year ended December 31, 2002 ("2002 Period") were $1,594,108, representing an increase of $719,413 from December 31, 2001 ("2001 Period"). The increase in revenues resulted primarily from income from investment in unconsolidated joint venture of $27,647 in the 2002 Period as compared to losses of $491,869 in the 2001 Period, and an increase in interest income and other of $498,553. The interest income and other for the 2002 Period included a one-time adjustment due to a revised estimate of residual sharing values of $513,174. Offsetting these increases were decreases in rental income of $223,377, finance income of $62,422 and net losses from sales of equipment of $8,001.

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

                                December 31, 2003

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

Liquidity and Capital Resources

     Net cash used in operating activities was $117,244 in the 2003 Period. The Partnership's current sources of cash are proceeds being collected from one financing lease at the rate of $7,000 per month plus certain month to month renewal lease payments. In addition, proceeds from sale of equipment of $142,303 also attributed to the Partnership's sources of cash. The Partnership's cash flow from operating activities may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     It is anticipated that cash distributions, if any, will not be significant until the realization of proceeds from the sale or release of the US Air aircraft and the maturity of the related financing as well as proceeds anticipated from the investment in financing mentioned in the notes to the consolidated financial statements under Related Party Transactions (Note 3 to the consolidated financial statements). There were no cash distributions to the limited partners for the 2003 Period.

     The Partnership has the following contractual obligations as of December 31, 2003. This obligation arises mainly from the acquisition of equipment subject to lease. Rental payments from the leases associated with this equipment are assigned to paydown such obligations.

                                                       Payments Due By Period
                                                              1-2 Years
                                                              ---------

   Long-term obligation (Notes payable)                    $   1,934,027

     See Note 6 to the consolidated financial statements, Note Payable, as set forth in Part II, Item 8, Consolidated Financial Statements.

     The U.S. Air debt was restructured as of January 3, 2003 due to U.S. Air filing for bankruptcy protection. This debt carries an interest rate of 11% and had a maturity date of December 2003. Based upon US Air's request for lease extension the Partnership is in negotiation with the lender to extend the loan maturity date to match the lease extension. This debt is collateralized by the underlying equipment with a net book value of $1,101,202 at December 31, 2003.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

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

Critical Accounting Policies and Management Estimates

     The policies discussed below are considered by the General Partner to be critical to an understanding of the Partnership's consolidated financial statements because their application places the most significant demands on the General Partner's judgments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the General Partner cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and revenues and expenses during the reporting periods. Significant estimates include the allowance for bad debts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

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

     For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease term to its estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

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

     Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

     The Partnership records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written-off when the analysis indicates that the probability of collection of the account is remote.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.


     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Partnership's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a Partnership's consolidated financial statements. A Partnership that holds variable interests in an entity is required to consolidate the entity if the Partnership's interest in the VIE is such that the Partnership will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Partnership's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Partnership's financial position or results of operations.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk
          ----------------------------------------------------------

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 8.  Consolidated Financial Statements
         ---------------------------------

                   Index to Consolidated Financial Statements

                                                              Page Number

Independent Auditors' Reports                                      16-17

Consolidated Balance Sheets as of December 31, 2003 and 2002          18

Consolidated Statements of Operations for the Years Ended
  December 31, 2003, 2002 and 2001                                    19

Consolidated Statement of Changes in Partners' Equity for the
  Years Ended December 31, 2001, 2002 and 2003                        20

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001                                 21-22

Notes to Consolidated Financial Statements                         23-30

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2003

                   (With Independent Auditors' Report Thereon)

The Partners
ICON Cash Flow Partners, L.P., Series D


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series D (a Delaware limited partnership) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series D and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Partnership's reinvestment period ended and its disposition period began on June 6, 1997. During the disposition period the Partnership will distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.



/s/ Hays & Company LLP


March 19, 2004
New York, New York

                          Independent Auditors' Report
                          ----------------------------

The Partners
ICON Cash Flow Partners, L.P., Series D:

We have audited the accompanying consolidated statements of operations, partners' equity, and cash flows of ICON Cash Flow Partners, L.P., Series D (a
Delaware limited partnership) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 1, the Partnership's reinvestment period ended June 5, 1997. The disposition period began on June 6, 1997. During the disposition period, the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of the operations and the cash flows of ICON Cash Flow Partners, L.P., Series D for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP
April 15, 2002

                    ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002


                                                         2003           2002
      Assets

Cash and cash equivalents                          $     44,342   $    116,095
                                                   ------------   ------------

Investment in finance leases
   Minimum rents receivable                               1,071          4,082
                                                   ------------   ------------

Investment in operating leases
   Equipment at cost                                  3,384,869      3,459,597
   Accumulated depreciation                          (2,274,667)    (2,059,577)
                                                   ------------   ------------
                                                      1,110,202      1,400,020
                                                   ------------   ------------

Investment in financings
   Receivables due in installments                    1,956,917      2,048,816
   Unearned income                                     (111,491)      (304,051)
   Allowance for doubtful accounts                      (26,032)       (25,000)
                                                   ------------   ------------
                                                      1,819,394      1,719,765

Investment in unconsolidated joint venture               38,412         54,208
                                                   ------------   ------------

Other assets, net                                         -            127,734
                                                   ------------   ------------

Total assets                                       $  3,013,421   $  3,421,904
                                                   ------------   ------------

      Liabilities and Partners' Equity

Notes payable - non-recourse                       $  1,934,027   $  2,086,075
Due to affiliates, net                                   49,486        137,153
Deferred credits and other payables                       8,911        158,898
                                                   ------------   ------------

Total liabilities                                     1,992,424      2,382,126
                                                   ------------   ------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                     (334,386)      (334,198)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price)              1,355,383      1,373,976
                                                   ------------   ------------

Total partners' equity                                1,020,997      1,039,778
                                                   ------------   ------------

Total liabilities and partners' equity             $  3,013,421   $  3,421,904
                                                   ------------   ------------





See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

              For the Years Ended December 31, 2003, 2002 and 2001




                                                        2003                2002                 2001

Revenues

   Rental income                                   $     284,045       $     822,848        $   1,046,225
   Finance income                                        192,560             184,301              246,723
   (Loss) income from investment
     in unconsolidated joint venture                     (15,796)             27,647             (491,869)
   Net (loss) gain on sales of equipment                 116,939              (8,001)               4,856
   Interest income and other                              22,566             567,313               68,760
                                                   -------------       -------------        -------------

   Total revenues                                        600,314           1,594,108              874,695
                                                   -------------       -------------        -------------

Expenses

   Depreciation expense                                  252,456             408,696              383,784
   Interest                                              213,428             245,280              303,593
   General and administrative expense                    153,211             143,386              154,959
   Amortization of initial direct costs                      -                   455                4,515
   Provision for (reversal of) bad debts                     -               133,903             (256,928)
                                                   -------------       -------------        -------------

   Total expenses                                        619,095             931,720              589,923
                                                   -------------       -------------        -------------

Net (loss) income                                  $     (18,781)      $     662,388        $     284,772
                                                   =============       =============        =============

Net (loss) income allocable to:
   Limited partners                                $     (18,593)      $     655,764        $     281,924
   General Partner                                          (188)              6,624                2,848
                                                   -------------       -------------        -------------

                                                   $      (18,781)     $     662,388        $     284,772
                                                   ==============      =============        =============
Weighted average number of limited
   partnership units outstanding                           399,118           399,118              399,118
                                                   ===============     =============        =============

Net (loss) income per weighted average
   limited partnership unit                        $         (0.05)    $        1.64        $        0.71
                                                   ===============     =============        =============










See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

              For the Years Ended December 31, 2001, 2002 and 2003



                                     Limited Partner Distributions

                                      Return of        Investment         Limited         General
                                       Capital           Income          Partners         Partner         Total
                                      (Per weighted average unit)

Balance at
   January 1, 2001                                                     $   1,024,934  $    (337,724) $      687,210

Cash distributions
   to partners                        $  0.76          $   0.71             (588,646)        (5,946)       (594,592)

Net income                                                                   281,924          2,848         284,772
                                                                       -------------  -------------   -------------

Balance at
   December 31, 2001                                                         718,212       (340,822)        377,390

Net income                                                                   655,764          6,624         662,388
                                                                       -------------  -------------  --------------

Balance at
   December 31, 2002                                                       1,373,976       (334,198)      1,039,778

Net loss                                                                     (18,593)          (188)        (18,781)
                                                                       -------------  -------------  --------------

Balance at
   December 31, 2003                                                   $   1,355,383  $    (334,386) $    1,020,997
                                                                       =============  =============  ==============


















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2003, 2002 and 2001



                                                                         2003           2002            2001

Cash flows from operating activities:
   Net (loss) income                                                 $     (18,781) $     662,388  $     284,772
                                                                     -------------  -------------  -------------
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
       Rental income paid directly to lenders by lessees                  (268,664)      (388,591)      (582,931)
       Finance income portion of receivables paid
         directly to lenders by lessees                                        -         (156,684)      (246,723)
       Depreciation expense                                                252,456        408,696        383,784
       Provision for (reversal of) bad debts                                    -         133,903       (256,928)
       Interest expense on non-recourse financing
         paid directly to lenders by lessees                               213,428        127,330        301,551
       Net (loss) gain on sales of equipment                              (116,939)         8,001         (4,856)
       Amortization of initial direct costs                                     -             455          4,515
       Loss (income) from investment in
          unconsolidated joint venture                                      15,796        (27,647)       491,869
       Changes in operating assets and liabilities:
         Collection of receivables                                         (85,653)       370,078        175,928
         Other assets, net                                                 128,767       (270,682)        36,998
         Due to affiliates, net                                            (87,667)            -           2,004
         Deferred credits and other payables                              (149,987)      (647,619)      (438,611)
         Other                                                                 -               -         (90,359)
                                                                     -------------    -----------  -------------

         Total adjustments                                                 (98,463)      (442,760)      (223,759)
                                                                     -------------    -----------  -------------

Net cash (used in) provided by operating activities                       (117,244)       219,628         61,013
                                                                     -------------    -----------  -------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                        142,303          1,494        527,845
                                                                     -------------    -----------  -------------

Cash flows from financing activities:
   Principal payments on note payable - non-recourse                       (96,812)      (179,154)       (72,717)
   Cash distributions to partners                                             -              -          (594,592)
                                                                     --------------    ----------- -------------

Net cash used in financing activities                                      (96,812)      (179,154)      (667,309)
                                                                     --------------    ----------- -------------

Net (decrease) increase in cash and cash equivalents                       (71,753)        41,968        (78,451)

Cash and cash equivalents at beginning of year                             116,095         74,127        152,578
                                                                     --------------    ----------- --------------

Cash and cash equivalents at end of year                             $      44,342  $     116,095  $      74,127
                                                                     =============  =============  =============





                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

              For the Years Ended December 31, 2003, 2002 and 2001

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     During the years ended December 31, 2003, 2002 and 2001, non-cash activities included the following:



                                                                         2003             2002          2001
                                                                         ----             ----          ----

Principal and interest on finance receivables
  paid directly to lenders by lessees                                $       -      $      -       $     303,625
Rental income paid directly to lenders by lessees                          268,664        388,591        582,931
Principal and interest on non-recourse financing
   paid directly to lenders by lessees                                    (268,664)      (388,591)      (886,556)
                                                                     -------------  -------------  -------------

                                                                     $        -     $      -       $        -
                                                                     =============  =============  =============

Interest expense on non-recourse debt paid directly
   to lenders by lessees                                             $     213,428  $     127,330  $     301,551
Interest expense on non-recourse debt paid by the
   Partnership                                                                 -          117,950            -
Other interest paid                                                            -               -           2,042
                                                                     -------------  -------------  -------------

Total interest expense                                               $     213,428  $     245,280  $     303,593
                                                                     =============  =============  =============



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 2003, 2002 and 2001

1.   Organization

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed on February 21, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on August 23, 1991 and by its final closing on June 5, 1992, 400,000 units had been admitted into the Partnership with aggregate gross proceeds of $40,000,000. From 1994 through 2003, the Partnership redeemed 882 limited partnership units leaving 399,118 limited partnership units outstanding at December 31, 2003.

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership has: (1) acquired a diversified portfolio of leases and financing transactions; (2) made monthly cash distributions to its limited partners commencing with each limited partner's admission to the Partnership,
(3) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (4) commenced the disposition period and begun to sell the Partnership's investments and distribute the cash from sales of such investments to its partners.

     The Partnership's reinvestment period ended, and its disposition period began on June 6, 1997. During the disposition period, the Partnership will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

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

2.   Significant Accounting Policies

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interest in its 50% or less owned joint venture under the equity method of accounting. In such case, the Partnership's original investment is recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

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

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as either finance leases, or operating leases, as appropriate. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms.

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

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated fair market value at lease termination. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs less the related unearned income. The unearned income is recognized as finance income over the terms of the receivables using the interest method.

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating, finance and, direct financing leases.

     The Partnership records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written-off when the analysis indicates that the probability of collection of the account is remote.

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial
Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information as of December 31, 2003 and 2002 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value.

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes are that of each of the partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

     Reclassifications - Certain items from prior years have been reclassified to conform to the presentation used in 2003.

     Recent Accounting Pronouncements In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Partnership's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company's consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Partnership's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Partnership's financial position or results of operations.

3.   Unconsolidated Joint Venture

     The Partnership and its affiliates formed a joint venture for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The affiliates are entities that are managed and controlled by the General Partner. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interest in the equipment.

     ICON Receivables 1997-A LLC
     ---------------------------

     In March and September 1997 the Partnership, and affiliates, ICON Cash Flow Partners L.P. Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. As of December 31, 2003, the Partnership, Series E, L.P. Six and L.P. Seven own 17.81%, 31.19%, 31.03% and 19.97% interests, respectively, in 1997-A.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2003 and 2002 is summarized below:

                                          December 31, 2003    December 31, 2002
                                          -----------------    -----------------

Assets                                     $        810,802     $       694,761
                                           ================     ===============

Liabilities                                $        595,106     $       390,389
                                           ================     ===============

Equity                                     $        215,696     $       304,372
                                           ================     ===============

Partnership's share of equity              $         38,412     $        54,208
                                           ================     ===============

                                          For the Year Ended  For the Year Ended
                                           December 31, 2003   December 31, 2002
                                           -----------------   -----------------

Net (loss) income                          $        (88,676)    $       155,235
                                           ================     ===============

Partnership's share of net (loss) income   $        (15,796)    $        27,647
                                           ================     ===============


4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings as of December 31, 2003 are as follows:

  Year Ending                Finance
  December 31,               Leases             Financings           Total
  -----------                ------             ----------           -----

     2004                $         1,071    $      1,869,829   $    1,870,900
     2005                        -                    87,088           87,088
                         ---------------    ----------------   --------------

                         $         1,071    $      1,956,917   $    1,957,988
                         ===============    ================   ==============


Included in Financings is $1,750,000  due from an affiliate as discussed in Note
7.

The Allowance for doubtful accounts relating to the investments in finance leases, financings and operating leases consisted of the following:



                                                 Finance                           Operating
                                                    Leases          Financings         Leases             Total


Balance at January 1, 2001                       $     256,928    $     92,097      $        -       $     349,025

     Reversal of prior provisions                     (256,928)            -                 -            (256,928)
                                                 -------------    ------------      ------------     -------------

Balance at December 31, 2001                               -            92,097               -              92,097

     Provision for (reversal of)
       doubtful accounts                                   -           (67,097)           201,000           133,903
                                                 -------------    ------------      -------------    --------------

Balance at December 31, 2002                               -            25,000            201,000           226,000

     Write-off recovery                                    -             1,032                -               1,032

     Write-off                                             -                 -           (201,000)         (201,000)
                                                 -------------    -------------     -------------    --------------
Balance at December 31, 2003                     $        -       $     26,032      $        -       $       26,032
                                                 =============    =============     =============    ==============


                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.   Investment in Operating Leases

     A DeHavilland DHC-8-102 aircraft with a carrying value of $1,110,202 at December 31, 2003, is on lease to U.S. Airways ("US Air") which originally expired in November 2003 and was extended for an additional eleven months through October 2004 at monthly rentals of $20,000. The aircraft is subject to non-recourse financing, and the rental payments are remitted directly by US Air to the lender to repay the loan balance and interest. The outstanding non-recourse debt was $1,934,027 at December 31, 2003.

     During the year ended December 31, 2003, the Partnership sold equipment which was on lease to Champlain Cable Corp. for gross proceeds of $141,956 which resulted in a net gain of $116,591.

     The investment in operating leases at December 31, 2003, 2002 and 2001 were as follows:




                                                              2003              2002              2001

Equipment at cost, beginning of year                      $   3,459,597    $   3,384,869           3,384,869

Reclassification of finance lease to operating lease                -             74,728               -

Dispositions                                                    (74,728)             -                 -
                                                          -------------    -------------     ---------------

Equipment at cost, end of year                                3,384,869        3,459,597           3,384,869
                                                          -------------    -------------     ---------------

Accumulated depreciation, beginning of year                  (2,059,577)      (1,650,881)         (1,267,097)

Depreciation expense                                           (252,456)        (408,696)           (383,784)

Dispositions                                                     37,366             -                  -
                                                          -------------   --------------     ---------------

Accumulated depreciation, end of year                        (2,274,667)      (2,059,577)         (1,650,881)
                                                          -------------    -------------     ----------------

Investment in operating leases, end of year               $   1,110,202    $   1,400,020     $     1,733,988
                                                          =============    =============     ===============



6.   Notes Payable

     In 2000, the Partnership refinanced its outstanding debt relating to its DeHavilland DHC-8-102 aircraft and borrowed an additional $2,000,000 under a recourse note ("2000 recourse Note"). This debt was restructured on January 3, 2003 due to the Chapter 11 filing of U.S. Air. This note bears interest at 11% per annum and had an original maturity date of December 2003. Based upon US Air's request for an extension of its lease terms with the Partnership, the General Partner is in negotiation with the lender to extend the loan maturity date to match the lease extension. This debt is collateralized by the underlying equipment with a net book value of $1,101,202 at December 31, 2003. The outstanding balance at December 31, 2003 and 2002 was $1,934,027 and $2,086,075, respectively.

7.   Related Party Transactions

     In accordance with the terms of the Management Agreement, the Partnership is required to pay the General Partner management fees based on a percentage of rentals received either directly by the Partnership or through its joint venture (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     No management fees or administrative expense reimbursements were made to the General Partner during the years ended December 31, 2003, 2002 and 2001 due to the General Partners voluntary decision to waive its right to such fees and expense reimbursements effective July 1, 2000.

     The Partnership owed a net amount of $49,486 to affiliates at December 31, 2003. This amount is non-interest bearing, and is to be repaid during 2004.

In 1997, the Partnership financed a portion of the free cash flow relating to a leveraged lease transaction of an affiliate, L.P. Seven. The lease expires in July of 2004. During 2002, L.P. Seven prepaid $250,000 of the financing to the Partnership. The balance at December 2003 of $1,750,000 is included under the caption "Investment in Financings."

8.   Tax Information (Unaudited)

     The  following   reconciles  net  (loss)  income  for  financial  statement reporting purposes to (loss) income for federal income tax purposes for the years ended December 31:



                                                                          2003            2002           2001
                                                                          ----            ----           ----

Net (loss) income for financial statement reporting purposes         $     (18,781) $     662,388  $     284,772
Differences due to:
   Direct finance leases                                                         -            -          246,723
   Depreciation and amortization                                             3,101         87,156       (225,783)
   Provision for doubtful accounts                                        (201,000)       133,903       (256,928)
   (Loss) gain on sale of equipment                                         25,017         (3,104)       312,147
   Other                                                                  (312,167)      (467,762)      (339,262)
                                                                     -------------  -------------  -------------
Partnership (loss) income for
   federal income tax reporting purposes                             $    (503,830) $     412,581  $      21,669
                                                                     =============  =============  =============



     As of December 31, 2003, the partners' capital accounts for financial statement reporting purposes amounted to $1,020,997 compared to the partners' capital accounts for federal income tax purposes of $6,801,578 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes, but not for federal income tax reporting purposes and temporary differences related to direct finance leases, depreciation and provision for gains and losses.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

9.   Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data by quarter for the years ended December 31, 2003 and 2002:



                                                                   For the Quarter Ended
                                                                   ---------------------

                                              March 31,          June 30,       September 30,      December 31,

2003

     Revenues                             $     131,886      $     137,381      $     224,988     $     106,059
                                          =============      =============      =============     =============

     Net (loss) income allocable to
       limited partners                   $     (37,925)     $      (7,934)     $      56,561     $     (29,295)
                                          =============      =============      =============     =============

     Net (loss) income per weighted
       average limited partnership unit   $        (.10)    $        (0.02)   $          0.14     $      (0.07)
                                          =============      =============      =============     =============


2002
     Revenues                             $     297,506      $     308,171      $     246,086     $     742,345
                                          =============      =============      =============     =============


     Net income (loss) allocable to
       limited partners                   $      87,313      $      80,523      $     (45,345)    $     533,273(1)
                                          =============      =============      =============     =============


     Net income (loss) per weighted
       average limited partnership unit   $        0.21      $        0.20      $       (0.11)    $       1.34
                                          =============      =============      =============     =============



     (1) The fourth quarter of 2002 includes a one-time adjustment of $513,174 shown under the caption "Interest income and other," due to a revised estimated amount of residual sharing values.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required by Item 304 of Regulation S-K was filed as part of the Partnership's 2002 Reports on Form 8-K filed on February 5, 2003.

Item 9a.  Control and Procedures
          ----------------------

     The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the General Partner of the Partnership, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.


PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner
          --------------------------------------------------------------------

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

     The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

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

                                December 31, 2003

     The officers and directors of the General Partner are as follows:

 Beaufort J.B. Clarke         Chairman, Chief Executive Officer and Director

 Paul B. Weiss                President and Director

 Thomas W. Martin             Executive Vice President and Director

     Beaufort J. B. Clarke, age 57, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 43, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 50, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation
          ----------------------
     There were no payments or accrued compensation and reimbursement expenses to the General Partner or its affiliates for the years ended December 31, 2003, 2002 and 2001. The General Partner also has a 1% interest in the profits and distributions of the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a) The registrant is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 28, 2004, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title                           Amount Beneficially                Percent
  of Class                                 Owned                      of Class
  --------                                 -----                      --------

General Partner      Represents initially a 1% and potentially a         100%
  Interest           10% interest in the Partnership's income, gain
                     and loss deductions.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     None other than those disclosed in Item 11 herein.

Item 14.  Principal Accountant Fees and Services
          --------------------------------------

                            2003                 2002      Description
                            ----                 ----

Audit fees             $      13,500       $      -        Audit and review
Audit related fees                                -
Tax fees                         600              -        Tax compliance
All other fees                    -               -
                       -------------       -------------
Total                         14,100              -
                       =============       =============

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

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

(b)  Reports on Form 8-K

     Form 8-K filed on February 5, 2003

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Item 4.  Changes in Registrant's Certifying Accountant

Exhibits

          31.1 Rule 13a-14(a)/15d-14(a) certifications

          31.2 Rule 13a-14(a)/15d-14(a) certifications

          32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (d)  Unconsolidated    Joint   Venture   Financial   Statements   ICON
               Receivables 1997-A LLC - as of and for the years ended December 31, 2003 and 2002

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                December 31, 2003

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

                               ICON CASH FLOW PARTNERS, L.P., Series D
                               File No. 33-40044 (Registrant)
                               By its General Partner, ICON Capital Corp.


Date: March 28, 2004           /s/ Beaufort J.B. Clarke
                               ------------------------------------
                               Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date: March 28, 2004          /s/ Beaufort J.B. Clarke
                              -------------------------------------
                              Beaufort J.B. Clarke
                              Chairman, Chief Executive Officer and Director


Date: March 28, 2004          /s/ Paul B. Weiss
                              -------------------------------------
                              Paul B. Weiss
                              President and Director


Date: March 28, 2004          /s/ Thomas W. Martin
                              -------------------------------------
                              Thomas W. Martin
                              Executive Vice President
                              (Principal Financial and Accounting Officer)






Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K
                              ---------------------

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners L.P. Series D;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting

Dated:  March 30, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Series D

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K
                              ---------------------

I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners L.P. Series D;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 30, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Series D

EXHIBIT 32.1


        Certification of Chief Executive Officer Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)



     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Series D, in connection with the Annual Report of ICON Cash Flow Partners L.P. Series
D. (the "Partnership") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership


Dated:  March 30, 2004



  /s/ Beaufort J.B. Clarke
  -------------------------------------------------------
  Beaufort J.B. Clarke
  Chairman and Chief Executive Officer
  ICON Capital Corp.
  sole General Partner of ICON Cash Flow Partners L.P. Series D

EXHIBIT 32.2

        Certification of Chief Executive Officer Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Series D, in connection with the Annual Report of ICON Cash Flow Partners L.P. Series D. (the "Partnership") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership



Dated:  March 30, 2004




 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 sole General Partner of ICON Cash Flow Partners, L.P., Series D

                           ICON Receivables 1997-A LLC

                              Financial Statements

                 For the Years Ended December 31, 2003 and 2002

                   (With Independent Auditor's Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT


The Members
ICON Receivables 1997-A LLC

We have audited the accompanying balance sheets of ICON Receivables 1997-A LLC as of December 31, 2003 and 2002, and the related statements of operations, changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Receivables 1997-A LLC as of December 31 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.



/s/Hays & Company LLP


March 19, 2004
New York, New York

                           ICON Receivables 1997-A LLC

                                 Balance Sheets

                           December 31, 2003 and 2002


         Assets                                   2003                2002

Cash                                         $      127,130    $         64,889

Investment in finance leases
 Minimum rents receivable                           732,566             684,130
 Estimated unguaranteed residual values             169,186             169,186
  Unearned income                                   (65,049)            (76,362)
 Allowance for doubtful accounts                   (526,183)           (492,234)

                                                     310,520             284,720

Due from related party                               373,152             345,152

Total assets                                 $       810,802    $        694,761

         Liabilities and Members' Equity

Deferred credits                             $       283,709    $        131,340
Security deposits and other payables                 311,397             259,049

Total liabilities                                    595,106             390,389

Commitments and Contingencies

Members' equity                                      215,696             304,372

Total liabilities and members' equity        $       810,802    $        694,761















See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                            Statements of Operations

                 For the Years Ended December 31, 2003 and 2002

                                                       2003           2002

Revenue

   Finance income                                  $    4,044    $    49,798
   Interest income and other                            3,162          5,342
   Net gain (loss) on sale of investments               3,010        (12,763)

   Total revenues                                      10,216         42,377

Expenses

   General and administrative expenses                 98,892        119,347
   Interest expense                                        -          36,629
   (Reversal of) provision for doubtful accounts           -        (268,834)

   Total expenses                                      98,892       (112,858)

Net (loss) income                                  $  (88,676)   $   155,235


























See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                     Statement of Changes in Members' Equity

                 For the Years Ended December 31, 2002 and 2003


Balance at January 1, 2002                   $       149,137

Net income                                           155,235

Balance at December 31, 2002                         304,372

Net loss                                             (88,676)

Balance at December 31, 2003                 $       215,696



























See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                            Statements of Cash Flows

                 For the Years Ended December 31, 2003 and 2002



                                                                     2003         2002

Cash flows from operating activities:
   Net (loss) income                                            $  (88,676)  $   155,235
   Adjustments to reconcile net (loss) income to
     net cash provided by (used in) operating activities:
       Net (gain) loss on sale of investments                       (3,010)       12,763
       (Reversal of) provision for doubtful accounts                   -        (268,834)
       Changes in operating assets and liabilities:
         Other assets                                              (28,000)     (106,530)
         Deferred credit                                           152,369         -
         Security deposits, and other payables                      52,348      (159,326)
         Collection of principals                                  (38,770)      238,748

         Total adjustments                                         134,937      (283,179)

       Net cash provided by (used in) operating activities          46,261      (127,944)

Cash flows from investing activities:
   Proceeds from the sale of investments                            15,980       676,823

       Net cash provided by investing activities                    15,980       676,823

Cash flows from financing activities:
   Principal payments on notes payable non-recourse                     -     (1,157,730)

       Net cash used in financing activities                            -     (1,157,730)

Net increase (decrease) in cash                                     62,241      (608,851)

Cash at beginning of year                                           64,889       673,740

Cash at end of year                                             $  127,130   $    64,889


Supplemental Cash Flow Information

Interest paid                                                   $     -      $    36,629





See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                          Notes to Financial Statements

                 For the Years Ended December 31, 2003 and 2002

1.       Organization

     ICON Receivables 1997-A LLC (the "Company"), was formed and commenced business operations in 1997. In 1997, ICON Cash Flow Partners L.P., Series D ("Series D"), ICON Cash Flow Partners, L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases and finance receivables and residuals to the Company. The financial statements reflect the Company's management of such contributed assets. Since its formation, the Company has not entered into any new transactions other than owning and managing the assets contributed for the benefit of the members. The Company is managed by the General Partner of each of the Company's members. The Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

2.   Significant Accounting Policies

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenues and expenses during the reporting periods. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The Company accounts for owned equipment leased to third parties as finance leases.

     For finance leases, the Company records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method.

     Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and direct finance lease receivables. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company.

     The Company records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Company's write-off policy is based on an analysis of the aging of the Company's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written-off when the analysis indicates that the probability of collection of the account is remote.

                           ICON Receivables 1997-A LLC

                 For the Years Ended December 31, 2003 and 2002

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is the responsibility of the members rather than the Company. The Company's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the members.

     Impairment - Residual values of the Company's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Company's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Company's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Company does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

3.   Finance Lease Receivables

     All of the Company's minimum finance receivables are scheduled to become due during the year ending December 31, 2004.

     Deferred credits include amounts received by the Company from lessees as advance renewal rents and prepaid deposits on lease terminations.

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:




                                                                   Finance
                                                                   Leases         Financings           Total

Balance at January 1, 2002                                    $   2,174,224      $      -        $     2,174,224

    Accounts written-off                                         (1,413,156)            -             (1,413,156)
    Reversal of provision for doubtful accounts                    (268,834)            -               (268,834)

Balance at December 31, 2002                                        492,234             -                492,234

Recoveries                                                           33,949             -                 33,949

Balance at December 31, 2003                                  $     526,183      $      -       $      526,183



                           ICON Receivables 1997-A LLC

                 For the Years Ended December 31, 2003 and 2002

4.   Due from related party

     Due from related party includes amounts due from affiliates of $373,152, and $345,152 at December 31, 2003 and 2002, respectively, which represent amounts collected by an affiliate on the Company's behalf.