Form 10-Q
period 2004-03-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 2004-05-17
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________________ to ______________________

Commission File Number                               0-27902

                     ICON Cash Flow Partners, L.P., Series D
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             13-3602979
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification Number)


                 100 Fifth Avenue, New York, New York 10011-1505
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

                                 (212) 418-4700
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets


                                                        (unaudited)
                                                          March 31,       December 31,
                                                            2004              2003
                                                            ----              ----
         Assets
         ------

Cash and cash equivalents                             $        41,961     $     44,342
                                                      ---------------     ------------

Investment in finance leases
   Minimum rents receivable                                       938            1,071
                                                      ---------------    -------------

Investment in operating leases
   Equipment, at cost                                       3,384,869        3,384,869
   Accumulated depreciation                                (2,274,667)      (2,274,667)
                                                      ---------------    ------------

                                                           1,110,202        1,110,202
                                                      --------------     ------------

Investment in financings
   Receivables due in installments                          1,369,261        1,956,917
   Unearned income                                            (60,960)        (111,491)
   Allowance for doubtful accounts                            (26,032)         (26,032)
                                                      ---------------    -------------
                                                            1,282,269        1,819,394

Investment in unconsolidated joint venture                     33,331           38,412
                                                      ---------------   ---------------

Total assets                                          $     2,468,701   $    3,013,421
                                                      ===============   ==============

         Liabilities and Partners' Equity
         --------------------------------

Notes payable - recourse                              $     1,372,880   $    1,934,027
Due to affiliates, net                                         49,486           49,486
Deferred credits and other payables                             8,154            8,911
                                                      ---------------   --------------

Total liabilities                                           1,430,520        1,992,424
                                                      ==============    ==============

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                           (334,214)        (334,386)
   Limited partners (399,118 units outstanding,
     $100 per unit original issue price)                    1,372,395        1,355,383
                                                      ---------------   --------------

Total partners' equity                                      1,038,181        1,020,997
                                                      ---------------   --------------

Total liabilities and partners' equity                $     2,468,701   $    3,013,421
                                                      ===============   ==============





See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                  2004             2003
                                                  ----             ----

Revenue
   Rental income                             $   62,815       $    89,087
   Finance income                                49,628            47,270
   Net loss on termination                       (4,762)              -
   Loss from investment in joint venture         (5,081)           (4,743)
   Interest and other income                       -                  272
                                             ----------       -----------

   Total revenues                               102,600           131,886
                                             ----------       -----------

Expenses
   Depreciation                                    -               66,228
   Interest                                      53,081            56,284
   General and administrative                    32,335            47,682
                                             ----------       -----------
   Total expenses                                85,416           170,194
                                             ----------       -----------

Net income (loss)                            $   17,184       $   (38,308)
                                             ==========       ===========

Net income (loss) allocable to:
   Limited partners                          $   17,012       $   (37,925)
   General Partner                                  172              (383)
                                             ----------       -----------

                                             $   17,184       $   (38,308)
                                             ==========       ===========
Weighted average number of limited
   partnership units outstanding                399,118           399,118
                                             ==========       ===========

Net income (loss) per weighted average
   limited partnership unit                  $      .04       $      (.10)
                                             ==========       ===========












See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                    For the Three Months Ended March 31, 2004

                                  (unaudited)

                                 Limited           General
                                 Partners          Partner            Total
                                 --------          -------            -----

Balance at January 1, 2004    $   1,355,383     $    (334,386)   $   1,020,997

Net income                           17,012               172           17,184
                              -------------     -------------    -------------

Balance at March 31, 2004     $   1,372,395     $    (334,214)   $   1,038,181
                              =============     =============    =============















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)



                                                                        2004          2003
                                                                        ----          ----

Cash flows from operating activities:

   Net income (loss)                                              $      17,184   $     (38,308)
                                                                  -------------   -------------
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Interest expense on recourse financing paid directly
         to lenders by lessees                                           53,081          56,284
       Depreciation                                                       -              66,228
       Rental income paid directly to lenders by lessees                (60,000)        (85,333)
       Net loss on termination                                            4,762             -
       Loss from investment in unconsolidated joint venture               5,081           4,743
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables             532,600         (22,219)
         Other assets                                                     -              95,310
         Deferred credits and other payables                               (861)        (87,494)
                                                                 --------------   -------------
           Total adjustments                                            534,663          27,519
                                                                 --------------   -------------

       Net cash provided by (used in) operating activities              551,847         (10,789)
                                                                 --------------   --------------

Cash flows from financing activities:
    Principal payments of notes payable - recourse                     (554,228)        (96,812)
                                                                 --------------   -------------

Net decrease in cash and cash equivalents                                (2,381)       (107,601)
Cash and cash equivalents at beginning of period                         44,342         116,095
                                                                  -------------   --------------

Cash and cash equivalents at end of period                        $      41,961   $       8,494
                                                                  =============   =============














                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows (Continued)

                                   (unaudited)

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     During the three months ended March 31, 2004 and 2003, non-cash activities included the following:

                                                           2004        2003
                                                           ----        ----

Rental income paid directly to lenders by lessees     $   60,000   $   85,333
Principal and interest on recourse financing
   paid directly to lenders by lessees                   (60,000)     (85,333)
                                                      ----------   ----------

                                                      $     -      $     -
                                                      ==========   ===========


     Interest expense of $53,081 and $56,284 for the three months ended March 31, 2004 and 2003 consisted of interest expense on recourse financing paid directly to lenders by lessees.












See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2004

                                   (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2003 Annual Report on Form 10-K.

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

3.   Related Party Transactions

     During the quarters ended March 31, 2004 and 2003, the Partnership made no payments of fees or other expenses pursuant to the General Partners voluntary decision to waive its right to management fees and expense reimbursements effective July 1, 2000.

     For the quarter ended March 31, 2004, the Partnership had a net payable of $49,486 to affiliates, of which $45,591 is due to ICON Cash Flow Partners L.P. Seven ("L.P. Seven") for to rental payments received on its behalf.

     In 1997, the Partnership financed a portion of the free cash flow relating to a leveraged lease transaction of an affiliate L.P. Seven. The lease expires in July of 2004. L.P. Seven has exercised its right to prepay a portion of the financing, and has repaid $250,000 during 2002 and $554,228 during the first quarter 2004. The outstanding balance of the receivable at March 31, 2004 of $1,195,772 is included in the caption "Investment in Financings."

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

4.   Investment in Unconsolidated Joint Venture

     The Partnership and its affiliates, entities in which ICON Capital Corp. is also the General Partner, formed a joint venture for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interest in the equipment.

     ICON Receivables 1997-A LLC
     ---------------------------

     In March and September 1997 the Partnership, and affiliates, ICON Cash Flow Partners L.P. Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six"), and L.P. Seven contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. As of March 31, 2004, the Partnership, Series E, L.P. Six and L.P. Seven own 17.81%, 31.19%, 31.03% and 19.97% interests, respectively, in 1997-A.

     Information as to the unaudited results of operations for the quarters ended March 31, 2004 and 2003 are summarized as follows:


                                          For the Three          For the Three
                                          Months Ended            Months Ended
                                         March 31, 2004          March 31, 2003
                                         --------------          --------------


Net loss                                 $       28,530           $      26,631
                                         ==============           =============

Partnership's share of net loss          $        5,081           $       4,743
                                         ==============           =============


5.   US Airways, Inc.

     One of the Partnership's significant remaining assets is a DeHavilland DHC-8-102 aircraft which is on lease with US Airways, Inc. ("US Air"). The aircraft has a net book value of $1,110,202. Management has decided to suspend depreciation deductions on this asset due to a recent appraisal which indicated that the fair value of the aircraft is in excess of the net book value. The aircraft is subject to recourse financing and the lease payments are remitted directly to the lender to reduce the outstanding loan balance. The outstanding loan balance as of March 31, 2004 was $1,372,880.

     During the first quarter of 2004, the Partnership repaid $554,228 of the recourse debt with the proceeds received from L.P. Seven as described in Note 3. This is scheduled to mature at the expiration of the US Air lease on October 31, 2004.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                 March 31, 2004

     Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes dated December 31, 2003 included in the Partnership's annual report on Form 10-K.
Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

     Revenues for the three months ended March 31, 2004 ("2004 Quarter") were $102,600 representing a decrease of $29,286 from the quarter ended March 31, 2003 ("2003 Quarter"). The decrease in revenues resulted primarily from a decrease in rental income of $26,272. This decrease in revenue was partially offset by increase in finance income of $2,358. Rental income decreases are attributable to the maturity of the Partnership's lease with Champlain Cable Corp. in the third quarter of 2003. The underlying equipment was sold upon maturity of the lease.

     Expenses for the 2004 Quarter decreased by $84,778 compared to the 2003 Quarter. The decrease in expenses resulted primarily from decreases in depreciation expense of $66,228 and general and administrative expenses of $15,347. Depreciation expense reduced based upon management's decision to maintain the aircraft at the book value of $1,110,202 for the quarter ending March 31, 2004. Interest expense decreased by $3,203 due to decrease in the average debt outstanding and general and administrative expenses decreased by $15,347 due to the decrease in overall operating cost of the Partnership.

     Net income (loss) for the 2004 Quarter and 2003 Quarter was $17,184 and ($38,308), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $.04 and ($.10) for the 2004 and 2003, respectively.

Liquidity and Capital Resources

     The Partnership had cash provided by operations of $551,847 in the 2004 Quarter due primarily from collection of a portion of a receivable described in
Note 3 of the condensed consolidated financial statements. The Partnership's current sources of cash are proceeds being collected from one financing lease at the rate of $7,000 per month plus certain month to month renewal lease payments. The Partnership paid down its recourse debt by $554,228 with proceeds received from ICON Cash Flow Partners, L.P. Seven ( "L.P. Seven") relating to the Partnership's financing transaction with L.P. Seven (See Note 3 to the condensed consolidated financial statements). The Partnership's cash flow may be less than its current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     From time to time the Partnership will invest in industries, equipment, or geopolitical regions that may be subject to outside influences that may affect the Partnership's investments. While these factors are considered when the investments are made, unforeseen events such as those that occurred on September 11, 2001 can have far-reaching and unpredictable adverse consequences. The following is a discussion of some assets that may fall into this category.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

     US Airways: The Partnership is the lessor of a DeHavilland DHC-8 aircraft. The value of this equipment is subject to the fluctuations of the airline industry which is greatly influenced by a number of factors including, but not limited to, the global economy, fuel prices, political instability, terrorist activity, and epidemics such as SARS. Further, the utility of this specific aircraft type has diminished by the recent prevalence of regional jets.

     It is anticipated that cash distributions, if any, will not be significant until the realization of proceeds from the sale or release of the aircraft currently leased to US Air and the maturity of the related financing. There were no cash distributions to the partners during the 2004 Quarter.

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

     As of March 31, 2004, except as noted above, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations. We do not consider the impact of inflation to be material in the analysis of our overall operations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the Partnership and its investors.

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

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's first quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(b)  Reports on Form 8K

     None

(c)  Exhibits

32.1 Certification of Chairman and Chief Executive Officer

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

                                ICON CASH FLOW PARTNERS, L.P., SERIES D
                                File No. 33-40044 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.




      May 17, 2004              /s/ Thomas W. Martin
-----------------------         -----------------------------------
          Date                  Thomas W. Martin
                                Executive Vice President
                                (Principal Financial and Accounting Officer of
                                the General Partner of the Registrant)

Exhibit 32.1

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners L.P. Series D;

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

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

Dated:  May 17, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Series D

Exhibit 32.2

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q

I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners L.P. Series D;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

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

Dated:  May 17, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                 March 31, 2004

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  May 17, 2004




  /s/ Beaufort J.B. Clarke
  ------------------------------------------------------
  Beaufort J.B. Clarke
  Chairman and Chief Executive Officer
  ICON Capital Corp.
  General Partner of ICON Cash Flow Partners, L.P., Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                 March 31, 2004

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C.
78m) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  May 17, 2004




  /s/ Thomas W. Martin
  -------------------------------------------------------
  Thomas W. Martin
  Executive Vice President (Principal
  Financial and Accounting Officer)
  ICON Capital Corp.
  General Partner of ICON Cash Flow Partners, L.P., Series D