Form 10-Q
period 2004-06-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 2004-08-16
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended                 June 30, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________________ to _____________________

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

                      Condensed Consolidated Balance Sheets

                                               (unaudited)
                                                June 30,        December 31,
                                                  2004              2003
                                                  ----              ----


         Assets
         ------

Cash and cash equivalents                   $        20,203   $       44,342
                                            ---------------   --------------

Investment in finance leases
   Minimum rents receivable                             209            1,071
                                            ---------------   --------------

Investment in operating leases
   Equipment, at cost                             3,384,869        3,384,869
   Accumulated depreciation                      (2,314,667)      (2,274,667)
                                            ---------------   --------------
                                                  1,070,202        1,110,202
                                            ---------------   --------------

Investment in financings
   Receivables due in installments                1,304,564        1,956,917
   Unearned income                                  (10,711)        (111,491)
   Allowance for doubtful accounts                 (521,375)         (26,032)
                                            ---------------   --------------
                                                    772,478        1,819,394
                                            ---------------   --------------

Investment in unconsolidated joint venture           45,078           38,412
                                            ---------------   --------------

Other assets, net                                    32,861             -
                                            ---------------   --------------

Total assets                                $     1,941,031   $    3,013,421
                                            ===============   ==============















                                                   (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued

                                                (unaudited)
                                                   June 30,        December 31,
                                                     2004              2003
                                                     ----              ----


         Liabilities and Partners' Equity

Notes payable - recourse                       $     1,408,093   $    1,934,027
Due to affiliates, net                                  45,490           49,486
Deferred credits and other payable                       8,048            8,911
                                               ---------------   --------------

      Total liabilities                              1,461,631        1,992,424
                                               ---------------   --------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                    (339,802)        (334,386)
   Limited Partners
    (399,118 units outstanding,
     $100 per unit original issue price)               819,202        1,355,383
                                               ---------------   --------------

Total partners' equity                                 479,400        1,020,997
                                               ---------------   --------------

Total liabilities and partners' equity         $     1,941,031   $    3,013,421
                                               ===============   ==============















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)



                                                           For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                               2004         2003             2004         2003
                                                               ----         ----             ----         ----

Revenue
   Rental income                                     $      40,000   $      70,265  $     100,000  $     159,352
   Finance income                                           50,249          47,845         99,877         95,115
   Gain (loss)on sales of equipment                            -               348         (4,762)           348
   Income  (loss)  from investment
     in unconsolidated joint venture                        11,747          (2,380)         6,666         (7,123)
   Interest  and  other income                              17,801          21,303         20,616         21,575
                                                      ------------   -------------  -------------   ------------

   Total revenues                                          119,797         137,381        222,397        269,267
                                                      ------------   -------------  -------------   -------------

Expenses
   Depreciation                                             40,000          66,230         40,000        132,458
   Interest                                                 71,473          51,009        124,554        107,293
   General and administrative                               70,731          28,156        103,065         75,838
   Provision for doubtful accounts                         496,375             -          496,375           -
                                                     -------------   -------------  -------------  --------------

   Total expenses                                          678,579         145,395        763,994        315,589
                                                     -------------   -------------  -------------  -------------

Net loss                                             $    (558,782)  $      (8,014) $    (541,597) $     (46,322)
                                                     ==============  =============  =============  =============

Net loss allocable to:
   Limited Partners                                  $    (553,194)  $      (7,934) $    (536,181) $     (45,859)
   General Partner                                          (5,588)            (80)        (5,416)          (463)
                                                     --------------  -------------- --------------  -------------


                                                     $    (558,782)  $      (8,014) $    (541,597) $     (46,322)
                                                     ==============  =============  ==============  =============
Weighted average number of limited
   partnership units outstanding                           399,118         399,118        399,118        399,118
                                                     =============   =============  ==============  =============

Net loss per weighted average
   limited partnership unit                          $       (1.39)  $      (0.02)  $       (1.34) $       (0.11)
                                                     =============   ============   =============   =============











See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                     For the Six Months Ended June 30, 2004

                                   (unaudited)



                        Limited              General
                       Partners              Partner              Total
                       --------              -------              -----


Balance at
   January 1, 2004    $   1,355,383       $   (334,386)      $  1,020,997

Net loss                   (536,181)            (5,416)          (541,597)
                      -------------       ------------       -------------

Balance at
   June 30, 2004      $     819,202       $   (339,802)      $    479,400
                      =============       ============       ============




















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)



                                                                                        2004             2003
                                                                                        ----             ----

Cash flows from operating activities:
   Net loss                                                                        $    (541,597)  $     (46,322)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Interest expense on recourse financing paid directly
         to lenders by lessees                                                            91,880         107,293
       Depreciation                                                                       40,000         132,458
       Rental income paid directly to lenders by lessees                                (100,000)       (145,333)
       (Income) loss from investment in unconsolidated joint venture                      (6,666)          7,123
       (Gain) loss on sales of equipment                                                   4,762            (348)
       Provision for doubtful accounts                                                   496,375         101,590
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                              546,641         (26,672)
         Other assets, net                                                                   -           (127,890)
         Deferred credits and other payables                                                (863)            -
         Due to affiliates, net                                                           (3,996)            -
         Other                                                                               -            (3,330)
                                                                                    -------------   ------------

           Total adjustments                                                           1,068,133          44,891
                                                                                    -------------   -------------

       Net cash provided by (used in) operating activities                               526,536          (1,431)
                                                                                    -------------   -------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                          -               348
                                                                                    -------------   ------------

Cash flow from financing activities:
   Repayments of notes payable - recourse                                               (517,814)        (96,812)
   Other payments - loan fee                                                             (32,861)            -
                                                                                   --------------  -------------
   Net cash used in financing activities                                                (550,675)        (96,812)
                                                                                   ==============  =============

Net decrease in cash and cash equivalents                                                (24,139)        (97,895)
Cash and cash equivalents at beginning of period                                          44,342         116,095
                                                                                   -------------   -------------

Cash and cash equivalents at end of period                                         $      20,203   $      18,200
                                                                                   =============   ==============



                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued


Supplemental Disclosures of Cash Flow Information

     During the six months ended June 30, 2004 and 2003, non-cash activities included the following:



                                                                   2004                2003
                                                                   ----                ----

Rental income paid directly to lenders
   by lessees                                                 $     100,000       $     145,333
Principal and interest on recourse financing
   paid directly to lenders by lessees                             (100,000)           (145,333)
                                                              -------------       --------------

                                                              $        -          $        -
                                                              =============       ==============

Interest on recourse financing paid directly to lenders
        by lessees                                            $      91,880       $     107,293
Other interest paid                                                  32,674                 -
                                                              -------------       -------------

Total interest expense                                        $      124,554      $     107,293
                                                              ==============      ==============
















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2004
                                   (unaudited)

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

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut Corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under the Partnership agreement with the Partnership.

2.   Disposition Period

     The Partnership's reinvestment period ended June 5, 1997 and the disposition period began on June 6, 1997. During the disposition period, the
Partnership has and will continue to utilize available cash to pay its liabilities; distribute substantially all remaining cash, if any, from operations and equipment sales to the partners; and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

3.   Related Party Transactions

     During the quarters ended June 30, 2004 and 2003, the Partnership made no payments of fees or other expenses to the General Partner pursuant to the General Partner's voluntary decision to waive its right to management fees and expense reimbursements effective as of July 1, 2000.

     For the six months ended June 30, 2004, the Partnership had a net payable of $45,490 to affiliates, which is due to ICON Cash Flow Partners L.P. Seven ("L.P. Seven") for rental payments received on its behalf.

     In 1997, the Partnership financed a portion of the free cash flow, including the proceeds from the sale or disposal of the equipment, relating to a leveraged lease transaction of an affiliate, L.P. Seven. The lease expired in July 2004. L.P. Seven exercised its right to prepay a portion of the financing, and repaid $250,000 during 2002 and $604,716 during the six months ended June 30, 2004. The outstanding balance of the receivable at June 30, 2004 of
$1,145,284 is included in the caption "Investment in Financings." The Partnership has received approximately $260,146 of this outstanding balance, and is expecting to receive another $388,763 as its final payment under the terms of the financing agreement. As a result, the Partnership has provided an allowance of $496,375 during the quarter ended June 30, 2004, for the remaining book value of the financing.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

4.   Investment in Unconsolidated Joint Venture

     The Partnership and its affiliates, entities in which ICON Capital Corp. is also the General Partner, formed a joint venture for the purpose of acquiring and managing various assets. The Partnership and its affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interest in the equipment.

     ICON Receivables 1997-A LLC
     ---------------------------

     In March and September 1997, the Partnership, and affiliates, ICON Cash Flow Partners, L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six"), and L.P. Seven contributed, and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. As of June 30, 2004, the Partnership, Series E, L.P. Six and L.P. Seven own 17.81%, 31.19%, 31.03% and 19.97% interests, respectively, in 1997-A.

     Information as to the unaudited results of operations of 1997-A for the six months ended June 30, 2004 and 2003 are summarized below:

                                 Six Months Ended             Six Months Ended
                                   June 30, 2004                June 30, 2003
                                   -------------                -------------

Net income (loss)                $         37,436             $     (39,975)
                                 ================             =============

Partnership's share of
  net income (loss)              $          6,666             $      (7,123)
                                 ================             =============


5.   US Airways, Inc.
     ----------------

     The Partnership's sole significant remaining asset is a de Havilland DHC-8-102 aircraft (the "Aircraft") which is on lease with US Airways, Inc. ("US Airways"). The Aircraft has a net book value of $1,070,202 as of June 30, 2004. The Aircraft is subject to a Federal Aviation Administration required 40,000 hour airframe maintenance overhaul. It was anticipated that the potential overhaul would not be required for a significant period of time, however, as a result of a routine records check it was determined that the overhaul could be due sooner than expected. The Aircraft cannot operate if the maintenance is not preformed when required. As a result, the economic life of the Aircraft will be shortened or its residual value diminished. Furthermore, the Aircraft is subject to recourse financing and the lease payments are remitted directly to the lender to reduce the outstanding loan balance. The outstanding loan balance as of June 30, 2004 was $1,408,093. Management has determined that the current value of the aircraft, including the potential maintenance upgrade, exceeds its carrying value as of June 30, 2004 and no impairment currently exists.

     During the six months ended June 30, 2004, the Partnership repaid $517,814 of the recourse debt with the proceeds received from L.P. Seven as described in
Note 3. The recourse debt is scheduled to mature on December 31, 2006, under an amendment that took effect on March 1, 2004. The amended loan agreement requires a monthly payment of $45,244, of which the Partnership will contribute $25,244 and the remainder of the debt service will be provided by the lease payment.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and included in the Partnership's annual report on Form 10-K notes dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. The Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and the Partnership's future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions; and changes in environmental and labor laws. The Partnership's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond the Partnership's control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than the Partnership's current level of expenses;

o    the financial condition of lessees; and

o    lessee defaults.

a.       Overview

     The Partnership is an equipment leasing business formed on February 21, 1991 and which began active operations on September 13, 1991. The Partnership was primarily engaged in the business of acquiring equipment subject to leases and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

     The Partnership is currently in the final stages of its disposition period, wherein it seeks to sell its assets in the ordinary course of business.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     The Partnership's current equipment portfolio consists of:

o A de Havilland DHC-8-102 aircraft subject to lease with US Airways, Inc. which currently expires in October 2004. The cash portion of the purchase price was $3,169,250 and there is currently $1,408,093 of recourse debt remaining secured by this asset.

o Restaurant and brewing equipment that is subject to lease with Charlie and Jake's Bar-B-Q, Inc. with an expiration date of January 14, 2006. At lease expiration, the lessee will own the equipment. The equipment was purchased for $274,771, and there is no related debt at June 30, 2004.

     Substantially all of our recurring operating cash flows are generated from the operations of the Charlie and Jake's Bar-B-Q lease. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs, equipment management costs, and general and administrative costs.

Industry Factors

     Our results continue to be impacted by the continued deterioration of the air travel industry. The air travel industry is currently experiencing a recession, and this has resulted in depressed sales prices for assets such as the de Havilland DHC aircraft owned by the Partnership. Furthermore, US Airways, Inc. continues to suffer financial difficulty, and its long-term viability is questionable.

b.   Results of Operations for the three months ended June 30, 2004 and 2003

     Revenues for the three months ended June 30, 2004 (the "2004 Quarter") were $119,797, representing a decrease of $17,584 from the quarter ended June 30, 2003 (the "2003 Quarter"). This decrease in revenues resulted primarily from a decrease in rental income of $30,265, and a decrease in interest and other income of $3,502 which was partially offset by increases in income from investment in unconsolidated joint venture of $14,127 and finance income of $2,404 during the 2004 Quarter. Rental income decreased due to the maturity of the Partnership's lease with Champlain Cable Corp. in the third quarter 2003, with underlying equipment sold upon maturity of the lease. The Partnership recognized income of $40,000 on the US Airways lease as against $60,000 earned in the 2003 Quarter. This reduction resulted from a suspension of the use of the aircraft during the one month period negotiation for lease extension. The lease was extended to October 2004.

     Expenses for the 2004 Quarter were $678,579, representing an increase of $533,184, as compared to the 2003 Quarter. The increase in expenses resulted primarily from a provision for doubtful account of $496,375, in relationship to a financing receivable from an affiliate (See Note 3 to the condensed consolidated financial statements), an increase in general and administrative expense of $42,575 due to increased filing fees and sales tax expenses (sales tax expenses increased as a result of retroactive penalties and assessments), amortization of debt fees of $20,000, and an increase in interest expense of $20,464 due to debt restructuring. Partially offsetting these increases is a decrease in depreciation expense of $20,230.

     As a result of the foregoing factors, net loss for the 2004 Quarter and 2003 Quarter was $558,782 and $8,014, respectively. The net loss per weighted average limited partnership unit outstanding was $1.39 and $0.02 for the 2004 Quarter and 2003 Quarter, respectively.

c.   Results of Operation for the Six Months Ended June 30, 2004 and 2003

     Revenues for the six months ended June 30, 2004 (the "2004 Period") were $222,397, representing a decrease of $46,870 from the six months ended June 30, 2003 (the "2003 Period"). This decrease in revenues resulted primarily from a decrease in rental income of $59,352, which was partially offset by an increase in income from investment in joint venture of $13,789 during the 2004 Period. Rental income decreased due to the maturity of the Partnership's lease with Champlain Cable Corp. in the third quarter 2003.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     Expenses for the 2004 Period were $763,994, representing an increase of $448,405, as compared to the 2003 Period. This increase in expenses resulted primarily from a provision for bad debts of $496,375 relation to a financing receivable from an affiliate (See Note 3 of the condensed consolidated financial statements), an increase in general and administrative expense of $27,227 due to increased sales tax expense, filing fees and professional services, and an increase in interest expense of $17,261 due to additional interest on US
Airways' loan payments for the quarter. These increases were offset by a decrease in depreciation expenses of $92,458 due primarily to the fact that the Partnership had suspended depreciation in the first quarter of 2004 on the aircraft on lease to US Airways, and the maturity of the Champlain Cable Corp. lease in 2003 when the underlying equipment was sold. The Partnership had suspended depreciation in the first quarter on the aircraft on lease to US Airways due to an appraisal that valued the aircraft above the then carrying value. The Partnership resumed depreciation based on the potential shortening of the aircraft's economic life (See Note 5 of the condensed consolidated financial statements).

     As a result of the foregoing factors, net loss for the 2004 Period and 2003 Period was $541,597 and $46,322, respectively. The net loss per weighted average limited partnership unit outstanding was $1.34 and $0.11 for the 2004 Period and 2003 Period, respectively.

d.   Liquidity and Capital Resources

Cash Requirements

     The Partnership has sufficient funds necessary to maintain current operations. The Partnership expects to partially service the debt payment with Transamerica with proceeds received from the sale of the equipment, relating to a leveraged lease transaction of an affiliate, L.P. Seven. In addition, the Partnership has been in discussions with US Airways regarding the possibility that US Airways may extend the lease or purchase the aircraft at lease expiry. Simultaneously, the Partnership has been speaking with the lender, Transamerica Aviation, LLC, about restructuring the loan in conjunction with a sale or lease extension.

Sources of Cash

     Operations

     For the six months ended June 30, 2004, the Partnership's primary source of liquidity was cash collected on the lease with Charlie & Jake's at the rate of $7,000 per month. In addition, the Partnership repaid a portion of its recourse debt to Transamerica by $517,814 with proceeds received from the financing with ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), (See Note 3 to the condensed consolidated financial statements). The Partnership's cash flow may be less than its current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell the aircraft prior to maturity or borrow against future cash flows.

     In 1997, the Partnership financed a portion of the free cash flow relating to a leveraged lease transaction of an affiliate, L.P. Seven. The lease expired in July 2004. L.P. Seven exercised its right to prepay a portion of the financing, and repaid $250,000 during 2002 and $604,716 during the six months ended June 30, 2004. The outstanding balance of the receivable at June 30, 2004 of $1,145,284 is included in the caption "Investment in Financings." The Partnership has received approximately $260,146 of this outstanding balance, and is expecting to receive another $388,763. In addition, the Partnership has provided an allowance of $496,375 during the quarter ended June 30, 2004, as the Partnership will not realize any further proceeds from this investment.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     Financings and Recourse Borrowings

     It is the Partnership's intention to negotiate a restructuring of the recourse loan with Transamerica Aviation LLC in conjunction with a sale of the Aircraft on lease to US Airways or an extension of the lease.

     Distributions

     The Partnership has not made a partner distribution since 2001, and it does not anticipate making any in the future, until all assets are disposed of and all remaining liabilities retired.

     Risk Factors and Uncertainties

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make including, but not limited to, the following:

o We may have difficulty remarketing the Partnership's aircraft. The de Havilland DHC-8 Aircraft is powered by twin-turbo propeller engines and, as such, is being replaced in the market by the faster, more efficient, regional jets. Accordingly, the Partnership may have difficulty remarketing the Aircraft for an amount sufficient to satisfy the outstanding loan obligations of the Partnership.

e.   Inflation and Interest Rates

     Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the period presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the Partnership.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     The Partnership attempts to manage its exposure to equipment and residual risk by monitoring the market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

Item 4.   Controls and Procedures

     The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the General Partner of the Partnership, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's second quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION
----------------------------

Item 1 - Legal Proceedings
--------------------------

     The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

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

(b) Reports on Form 8-K - None

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ICON CASH FLOW PARTNERS, L.P., SERIES D
                                By its General Partner,
                                ICON Capital Corp.



      August 16, 2004           /s/ Thomas W. Martin
-------------------------       -------------------------------------------
             Date               Thomas W. Martin
                                Executive Vice President
                                (Principal Financial and Accounting Officer of
                                the General Partner of the Partnership)

Exhibit 32.1

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

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

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and


     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Series D

Exhibit 32.2

Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

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

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 2004

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  August 16, 2004



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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                                  June 30, 2004

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  August 16, 2004



    /s/ Thomas W. Martin
    -------------------------------------------------------
    Thomas W. Martin
    Executive Vice President (Principal
    Financial and Accounting Officer)
    ICON Capital Corp.
    General Partner of ICON Cash Flow Partners, L.P., Series D