Form 10-Q
period 2004-09-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 2004-11-15
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended           September 30, 2004
                              --------------------------------------------------

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

                           Consolidated Balance Sheets

                                                     (Unaudited)
                                                     September 30,  December 31,
                                                         2004           2003
                                                         ----           ----
         Assets
         ------

Cash and cash equivalents                            $    203,119  $     44,342
                                                     ------------  ------------

Investment in finance leases:
   Minimum rents receivable                               145,764     1,957,988
   Unearned income                                         (7,180)     (111,491)
   Allowance for doubtful accounts                        (25,000)      (26,032)
                                                     ------------   ------------

                                                          113,584     1,820,465
                                                     ------------   ------------
Investment in operating leases:
   Equipment, at cost                                   3,384,869     3,384,869
   Accumulated depreciation                            (2,374,667)   (2,274,667)
                                                     ------------   -----------
                                                        1,010,202     1,110,202
                                                     ------------   -----------

Due from affiliates                                       343,172         -
Investment in joint venture                                10,122        38,412
Other assets, net                                          12,525         -
                                                     ------------  ------------

Total assets                                         $  1,692,724  $  3,013,421
                                                     ============  ============





                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets - Continued


                                                (Unaudited)
                                                September 30,     December 31,
                                                    2004              2003
                                                    ----              ----
         Liabilities and Partners' Equity
         --------------------------------

Notes payable - recourse                         $  1,310,192     $ 1,934,027
Due to affiliates, net                                      -          49,486
Deferred credits and other payables                     7,691           8,911
                                                 ------------     -----------

      Total liabilities                             1,317,883       1,992,424
                                                 ------------     -----------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                  (340,847)       (334,386)
   Limited Partners (399,118 units outstanding,
     $100 per unit original issue price)              715,688       1,355,383
                                                 ------------     -----------

Total partners' equity                                374,841       1,020,997
                                                 ------------     -----------

Total liabilities and partners' equity           $  1,692,724     $ 3,013,421
                                                 ============     ===========






See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                               Three Months                   Nine Months
                                                            Ended September 30,            Ended September 30,
                                                            2004           2003           2004            2003
                                                            ----           ----           ----            ----


Revenue
   Rental income                                     $      60,000   $      61,877  $     160,000  $     221,229
   Finance income                                            3,531          48,425        103,408        143,540
   (Loss) gain on sales of equipment                           -           116,591         (4,762)       116,939
   Loss from investment
     in joint venture                                      (34,957)         (1,905)       (28,290)        (9,028)
   Interest and other income                                   -               -           20,615         21,575
                                                     -------------   -------------  -------------   ------------

   Total revenues                                           28,574         224,988        250,971         494,255
                                                     -------------   -------------   ------------    ------------

Expenses
   Depreciation                                             60,000          60,000        100,000          192,458
   Interest                                                 37,831          53,290        162,385          160,583
   General and administrative                               35,303          54,566        138,367          130,404
   Provision for bad debts                                     -               -          496,375            -
                                                     -------------   -------------  -------------    -------------

   Total expenses                                          133,134         167,856        897,127          483,445
                                                     -------------   -------------  -------------    -------------

Net (loss) income                                    $    (104,560)  $      57,132  $    (646,156)   $      10,810
                                                     ==============  =============  ==============   =============

Net (loss) income allocable to:
   Limited Partners                                  $    (103,514)  $      56,561  $    (639,695)   $      10,702
   General Partner                                          (1,046)            571         (6,461)             108
                                                     -------------   -------------  -------------    -------------

                                                     $    (104,560)  $      57,132  $    (646,156)   $      10,810
                                                     =============   =============  =============    =============
Weighted average number of limited
   partnership units outstanding                           399,118         399,118        399,118          399,118
                                                     =============   =============  =============    =============

Net (loss) income per weighted average
   limited partnership unit                          $      (0.26)   $        0.14   $      (1.60)    $        0.03
                                                     =============   =============   =============    =============





See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)



                             Limited             General
                            Partners             Partner             Total
                            --------             -------             -----


Balance at
   January 1, 2004     $    1,355,383       $    (334,386)      $     1,020,997

Net loss                     (639,695)             (6,461)             (646,156)
                       --------------       -------------       ---------------

Balance at
   September 30, 2004  $      715,688       $    (340,847)      $       374,841
                       ==============       =============       ===============






See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,
                                   (Unaudited)




                                                                    2004            2003
                                                                    ----            ----

Cash flows from operating activities:
   Net (loss) income                                             $   (646,156)  $     10,810
                                                                 ------------   ------------
     Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
       Interest expense on recourse financing paid directly
         to lenders by lessees                                        108,802        160,583
       Depreciation                                                   100,000        192,458
       Amortization of loan fees                                       41,703         -
       Provision for doubtful accounts                                496,375         -
       Rental income paid directly to lenders by lessees             (160,000)      (208,664)
       Loss from investment in joint venture                           28,290          9,028
       Loss (gain) on sales of equipment                                4,762       (116,939)
       Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables             817,442       (51,573)
        Other assets                                                   -             121,514
        Due from/to affiliates                                          (3,895)      (87,667)
        Deferred credits and other payables                             (1,681)     (148,379)
                                                                 -------------  ------------

     Total adjustments                                               1,431,798      (129,639)
                                                                 -------------  ------------

Net cash provided by (used in) operating activities                    785,642      (118,829)
                                                                 -------------  ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                    -             142,303

Cash flows from financing activities:
   Repayments of notes payable - recourse                             (572,637)      (96,812)
   Other payments - loan fee                                           (54,228)       -
                                                                --------------  ------------

Net cash used in finance activities                                   (626,865)      (96,812)
                                                                --------------  ------------

Net increase (decrease) in cash and cash equivalents                   158,777       (73,338)
Cash and cash equivalents at beginning of period                        44,342       116,095
                                                                --------------  ------------

Cash and cash equivalents at end of period                      $      203,119  $     42,757
                                                                ==============  ============






                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued

                     For the Nine Months Ended September 30,
                                   (Unaudited)


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     During the nine months ended September 30, 2004 and 2003, non-cash activities included the following:

                                                       2004          2003
                                                       ----          ----

Rental income from operating
   leases paid directly to lender by lessee        $  160,000     $  208,664
Principal and interest on recourse financing
   paid directly to lender by lessee                 (160,000)      (208,664)
                                                   ----------     ----------

                                                   $     -        $     -
                                                   ==========     ==========

Interest paid directly to lender by lessee
   pursuant to recourse financing                  $  108,802     $  160,583

Other interest paid                                    53,583           -
                                                   ----------     ----------

Total interest expense                             $  162,385     $  160,583
                                                   ==========     ==========







See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2003 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     Certain  reclassifications have been made to the accompanying  consolidated
financial   statements   at  September  30,  2003  to  conform  to  the  current
presentation.

2. Organization

     The Partnership was formed under the laws of the state of Delaware on February 21, 1991 for the purpose of acquiring equipment to engage in equipment leasing and sales activities.

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

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut Corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under the Partnership Agreement.

3.   Related Party Transactions

     During the periods ended September 30, 2004 and 2003, the Partnership made no payments of fees or other expenses to the General Partner or its affiliates pursuant to the General Partner's voluntary decision to waive its right to management fees and expense reimbursements effective as of July 1, 2000.

     During 2004 the Partnership was owed $864,862 due from ICON Cash Flow Partners, L.P. Seven ("L.P. Seven") relating to a leveraged lease transaction entered into during 1997. At September 30, 2004, the remaining balance due from L.P. Seven was $388,763 which the Partnership anticipates receiving in the fourth quarter of 2004. Additionally, the Partnership owes L.P. Seven $45,491, at September 30, 2004, for rental payments received by the Partnership on behalf of L.P. Seven. This amount has been netted against the amount due from affiliates in the accompanying consolidated balance sheets.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

                               September 30, 2004
                                   (Unaudited)

4.   Investment in Joint Venture

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

     ICON Receivables 1997-A LLC

     The Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and L.P. Seven contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. At September 30, 2004, the Partnership, Series E, L.P. Six and L.P. Seven own interests of 17.81%, 31.19%, 31.03% and 19.97%, respectively, in 1997-A.

     At September 30, 2004, 1997-A's operations have been liquidated. Its remaining receivables totaling $345,152, due from an affiliate of the General Partner relating to lease receivables, were written-off as uncollectible, and its remaining cash is being reserved to pay for potential property tax and sales tax liabilities, if any.


     Information as to the unaudited results of operations of 1997-A for the nine months ended September 30, 2004 and 2003 are summarized below:

                               Nine Months Ended          Nine Months Ended
                               September 30, 2004         September 30, 2003
                               ------------------         ------------------

     Net loss                 $         (158,852)        $          (50,673)
                              ==================         ===================
     Partnership's share
       of net loss            $          (28,290)        $           (9,028)
                              ==================         ===================

5.   US Airways, Inc.

     The Partnership's sole significant remaining asset is a de Havilland DHC-8-102 aircraft (the "Aircraft") which, at September 30, 2004, was on lease to US Airways, Inc. ("US Airways"). On September 12, 2004, US Airways filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and indicated, in October 2004, they would seek to reject the lease at September 30, 2004 and not pay the final rental payment due under the lease in October 2004. US Airways has made all required payments under the terms of the operating lease through September 30, 2004. The operating lease with US Airways expired during October 2004. The Aircraft is held as collateral against a recourse note payable.

     During March 2004 the Partnership amended its recourse note payable related to the Aircraft and extended the due date until December 2006 with monthly payments of $45,244. The Partnership utilized $572,637 of the amount received from L.P. Seven to repay a portion of the recourse note payable. At September 30, 2004 the balance on the recourse note payable was $1,310,192. The recourse debt allows for the Partnership to make the required monthly payments without a lessee. The Partnership is currently making the required monthly payments.
Additionally, Management is in discussions with the lender to determine the possibility of restructuring the recourse debt.

     Management is currently reviewing the Partnership's options with respect to the Aircraft. These options include finding another party to lease the Aircraft or selling the Aircraft to a third party. Management believes that the current net book value of the Aircraft, at September 30, 2004, including the anticipated maintenance upgrade required to continue its air worthiness, is less than the amount anticipated in a sale or re-lease and, therefore, no impairment is required at September 30, 2004.

Item 2. Manager's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions; and changes in environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

a.   Overview

     We are an equipment leasing business formed on February 21, 1991 and began active operations on September 13, 1991. We were primarily engaged in the business of acquiring equipment subject to leases and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration.

     We are currently in the final stages of our disposition period, wherein we are seeking to sell our assets in the ordinary course of business.

     Our current equipment portfolio consists of:

o A de Havilland DHC-8-102 aircraft (the "Aircraft") subject to a lease with US Airways, Inc., ("US Airways") which expired in October 2004. US Airways filed for bankruptcy on September 12, 2004 and has indicated they will seek to reject the lease at September 30, 2004 and not pay the October 2004 rent. The cash portion of the purchase price was $3,169,250 and there is currently $1,310,192 of recourse debt remaining secured by this asset.

o Restaurant and brewing equipment that is subject to a lease with Charlie and Jake's Bar-B-Q, Inc. with an expiration date of January 14, 2006. At lease expiration, the lessee will own the equipment. The equipment was purchased for $274,771, and there is no related debt secured by this asset at September 30, 2004.

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

Industry Factors

     Our results continue to be impacted by the continued deterioration of the air travel industry. The air travel industry is currently experiencing a recession, and this has resulted in depressed sales prices for assets such as the Aircraft owned by us.

     On September 12, 2004, US Airways filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The operating lease with US Airways expired during October 2004. US Airways has made all required payments under the terms of the operating lease through September 30, 2004. However, in October 2004, US Airways indicated that it would reject the lease at September 30, 2004, return the Aircraft, and not pay the October 2004 rent. The asset which US Airways leased from us is our sole significant remaining asset. Management believes that the current net book value of the Aircraft, which was $1,010,202 at September 30, 2004, including the anticipated maintenance upgrade is less than the amount we anticipate realizing in a remarketing effort and, therefore, the Aircraft is not impaired at September 30, 2004.

     We are currently reviewing our options with respect to the Aircraft. These options include finding another party to lease the Aircraft or selling the Aircraft.

     The Aircraft is subject to recourse financing and the lease payments were remitted directly to the lender to reduce the outstanding loan balance. The outstanding loan balance at September 30, 2004 was $1,310,192. We believe that selling the Aircraft would result in proceeds sufficient to cover the debt balance at September 30, 2004.

     The Aircraft is subject to a Federal Aviation Administration required 40,000 hour airframe maintenance overhaul. It was anticipated that the potential overhaul would not be required for a significant period of time. However, as a result of a routine records check it was determined that the overhaul could be required sooner than expected. The Aircraft cannot operate if the maintenance is not preformed when required. As a result, the economic life of the Aircraft will be shortened or its residual value diminished.

     b. Results of Operations for the three months ended September 30, 2004 and 2003

     Revenues for the quarterly periods ended September 30, 2004 and 2003 are summarized as follows:

--------------------------------------------------------------------------
                          Quarters Ended, September 30, 2004 and 2003
--------------------------------------------------------------------------
--------------------------------------------------------------------------
                                2004 Quarter      2003 Quarter     Change
--------------------------- ---------------- ------------------ -----------
--------------------------- ---------------- ------------------ -----------
Total Revenues                  $    28,574        $   224,988  $ (196,414)
--------------------------- ---------------- ------------------ -----------
--------------------------- ---------------- ------------------ -----------
Rental income                   $    60,000        $    61,877  $   (1,877)
--------------------------- ---------------- ------------------ -----------
--------------------------- ---------------- ------------------ -----------
Finance income                  $     3,531        $    48,425  $  (44,894)
--------------------------- ---------------- ------------------ -----------
--------------------------- ---------------- ------------------ -----------
Gain on sale of equipment       $        -         $   116.591  $ (116,591)
--------------------------- ---------------- ------------------ -----------
--------------------------- ---------------- ------------------ -----------
Loss from joint venture         $   (34,957)       $    (1,905) $  (33,052)
--------------------------- ---------------- ------------------ -----------

     Total revenues for the three months ended September 30, 2004 (the "2004 Quarter") decreased by $196,414, or 87.3%, as compared to the quarter ended September 30, 2003 (the "2003 Quarter"). Finance income decreased due to the maturity of our lease with Federal Express Corporation during the third quarter 2004. Substantially all of our leases have expired and there were no equipment sales in the 2004 Quarter. The increase in our loss from the joint venture resulted primarily from matured leases and liquidation of the joint venture's operations.

     Expenses for the quarterly periods ended September 30, 2004 and 2003 are summarized as follows:


---------------------------------------------------------------------------
                           Quarters Ended, September 30, 2004 and 2003
---------------------------------------------------------------------------
---------------------------------------------------------------------------
                               2004 Quarter     2003 Quarter       Change
------------------------------------------- ---------------- --------------
------------------------------------------- ---------------- --------------
  Expenses                      $  133,134      $   167,856   $   (34,722)
------------------------------------------- ---------------- --------------
------------------------------------------- ---------------- --------------
  Depreciation                  $   60,000      $    60,000   $       -
------------------------------------------- ---------------- --------------
------------------------------------------- ---------------- --------------
  Interest                      $   37,831      $    53,290   $   (15,459)
------------------------------------------- ---------------- --------------
------------------------------------------- ---------------- --------------
  General and Administrative    $   35,303      $    54,566   $   (19,263)
------------------------------------------- ---------------- --------------

     Expenses for the 2004 Quarter decreased by $34,722, or 20.7%, as compared to the 2003 Quarter. The decrease in interest expense is due to a corresponding decrease in the outstanding debt during the period and the decrease in general and administrative expense is a result of a decrease in our general operations.

     As a result of the foregoing factors, net (loss) income for the 2004 Quarter and 2003 Quarter was $(104,560) and $57,132, respectively. The net
(loss) income per weighted average limited partnership unit outstanding was $(0.26) and $0.14 for the 2004 Quarter and 2003 Quarter, respectively.

c.   Results of Operation for the Nine Months Ended September 30, 2004 and 2003

     Revenues for the nine month periods ended September 30, 2004 and 2003 are summarized as follows:

----------------------------------- ---------------------------------------
                            Nine Months Ended, September 30, 2004 and 2003
--------------------------------------------------------------------------
--------------------------------------------------------------------------
                                  2004 Period      2003 Period     Change
-------------------------------------------- ------------------ -----------
-------------------------------------------- ------------------ -----------
Total Revenues                  $   250,971         $  494,255  $ (243,284)
-------------------------------------------- ------------------ -----------
-------------------------------------------- ------------------ -----------
Rental income                   $   160,000         $  221,229  $  (61,229)
-------------------------------------------- ------------------ -----------
-------------------------------------------- ------------------ -----------
Finance income                  $   103,408         $  143,540  $  (40,132)
-------------------------------------------- ------------------ -----------
-------------------------------------------- ------------------ -----------
(Loss) gain on sale of
 equipment                      $   (4,762)         $  116,939  $ (121,701)
-------------------------------------------- ------------------ -----------
-------------------------------------------- ------------------ -----------
Loss from investment in
 joint venture                  $   (28,290)        $   (9,028) $  (19,262)
-------------------------------------------- ------------------ -----------
-------------------------------------------- ------------------ -----------
Interest and other income       $    20,615         $   21,575  $     (960)
-------------------------------------------- ------------------ -----------

     Revenues for the nine months ended September 30, 2004 (the "2004 Period") decreased $243,284, or 49.2%, compared to the nine months ended September 30, 2003 (the "2003 Period"). The decrease in rental income is due to the maturity of our lease with Champlain Cable Corp. in the 2003 Quarter. Additionally, we sold the underlying Champlain Cable Corp. equipment upon maturity of the lease for which there is no corresponding sale in the 2004 Period. The decrease in finance income is due to the maturity of our lease with Federal Express Corporation during the 2004 Quarter. The increase in loss from our joint venture resulted primarily from matured leases and liquidation of the joint venture's operations.

     Expenses for the nine months ended September 30, 2004 and 2003 are summarized as follows:


---------------------------------------------------------------------------
                           Nine Months Ended, September 30, 2004 and 2003
---------------------------------------------------------------------------
---------------------------------------------------------------------------
                                     2004 Period   2003 Period  2003 Period
------------------------------------------------ ------------- ------------
------------------------------------------------ ------------- ------------
Total Expenses                      $   897,127    $  483,445  $   413,682
------------------------------------------------ ------------- ------------
------------------------------------------------ ------------- ------------
  Depreciation                      $   100,000    $  192,458  $   (92,458)
------------------------------------------------ ------------- ------------
------------------------------------------------ ------------- ------------
  Interest                          $   162,385    $  160,583  $     1,802
------------------------------------------------ ------------- ------------
------------------------------------------------ ------------- ------------
  General and Administrative        $   138,367    $  130,404  $     7,963
------------------------------------------------ ------------- ------------
------------------------------------------------ ------------- ------------
  Provision for bad debts           $   496,375    $      -    $   496,375
------------------------------------------------ ------------- ------------

     Expenses for the 2004 Period increased $413,682, or 85.6%, compared to the 2003 Period. This increase was offset by a decrease in depreciation expenses due primarily to the fact that we suspended depreciation in the first quarter of 2004 on the aircraft on lease to US Airways, and the maturity of the Champlain Cable Corp. lease in 2003 when the underlying equipment was sold. We suspended depreciation on the aircraft on lease to US Airways, during the first quarter of 2004 based upon an appraisal that valued the aircraft above the then carrying value. We resumed depreciation during the second quarter of 2004 based on the potential shortening of the aircraft's economic life. Our increase in bad debt expense related to a financing receivable from an affiliate that we believe became a potential collection problem.

     As a result of the foregoing factors, net (loss) income for the 2004 Period and 2003 Period was $(646,156) and $10,810, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(1.60) and $0.03 for the 2004 Period and 2003 Period, respectively.

d.   Liquidity and Capital Resources

Cash Requirements

     Management believes that we have sufficient funds necessary to maintain our current limited operations. We expect to partially service the debt payment with Transamerica with proceeds received from the sale of the equipment relating to a leveraged lease transaction of an affiliate, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), or the sale or re-lease of the Aircraft. Simultaneously, we have been in preliminary discussions with the lender, Transamerica Aviation, LLC, about restructuring the loan in conjunction with a sale or new lease of the Aircraft.

Sources of Cash

Operations

     For the nine months ended September 30, 2004, our primary source of liquidity was cash collected on the lease with Charlie & Jake's Bar-B-Q, Inc. at the rate of $7,000 per month. They are currently two months delinquent. They have claimed hardship resulting from recent hurricanes, but we anticipate they will pay all amounts due. In addition, we received a total of $864,862, of which $260,146 was received during the 2004 Quarter, from L.P. Seven relating to a leveraged lease transaction entered into during 1997. We anticipate receiving an additional $388,763 from L.P. Seven.

Financings and Recourse Borrowings

     Of the $864,862 we received from L.P. Seven, $572,637 was used to repay a portion of our recourse note payable. We anticipate paying down this debt further by using the additional monies expected from L.P. Seven. At September 30, 2004 our remaining outstanding balance on the recourse note payable was $1,310,192. If we decide to sell the Aircraft, we plan to use the proceeds to repay the recourse note payable. We have begun preliminary discussions with the lender to further amend the loan agreement.

Distributions

     We have not made any distributions to partners since 2001, and we do not anticipate making any in the future, unless we have any funds remaining after all assets have been disposed of and all remaining liabilities have been settled.

Risk Factors and Uncertainties

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make including, but not limited to, the following:

o We may have difficulty remarketing the aircraft. The de Havilland DHC-8 Aircraft is powered by twin-turbo propeller engines and, as such, is being replaced in the market by the faster, more efficient, regional jets. Accordingly, we may have difficulty remarketing the Aircraft for an amount sufficient to satisfy our outstanding loan obligations.

e.   Inflation and Interest Rates

     Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

     We are exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by us.

     We manage our interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by our lease investments.

     We attempt to manage our exposure to equipment and residual risk by monitoring the market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

Item 4.   Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

There were no significant changes in our internal control over financial reporting during our third quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     From time-to-time, in the ordinary course of business, we are involved in legal actions when necessary to protect or enforce our rights. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against us.


Item 6 - Exhibits

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

                               ICON CASH FLOW PARTNERS, L.P., SERIES D
                               By its General Partner,
                               ICON Capital Corp.



      November 15, 2004        /s/ Thomas W. Martin
---------------------------    ------------------------------------------
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

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated:  November 15, 2004

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

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated:  November 15, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 2004

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  November 15, 2004



 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
 Beaufort J.B. Clarke
 Chairman and Chief Executive Officer
 ICON Capital Corp.
 General Partner of ICON Cash Flow Partners, L.P., Series D

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)

                               September 30, 2004

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  November 15, 2004



 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 General Partner of ICON Cash Flow Partners, L.P., Series D