Form 10-K
period 2004-12-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 2005-04-15
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                      December 31, 2004
                          ------------------------------------------------------
                                                      or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

Commission File Number                               33-40044
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series D
             (Exact name of registrant as specified in its charter)

                  Delaware                                    13-3602979
--------------------------------------------         ---------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification Number)

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter: Not applicable. There is no established market for units of in the registrant.

                                Table of Contents

Item


PART I


1.  Business                                                                           3

2.  Properties                                                                         4

3.  Legal Proceedings                                                                  4

4.  Submission of Matters to a Vote of Security Holders                                4

PART II

5.  Market for the Registrant's Securities and Related Security Holder Matters         4

6.  Selected Financial Data                                                            5

7.  General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                            6-15

7A. Qualitative and Quantitative Disclosures About Market Risk                        16

8.  Financial Statements                                                           17-32

9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                                             33

9A. Controls and Procedures                                                           33

9B. Other Information                                                                 33

PART III

10. Directors and Executive Officers of the Registrant's Manager                   34-35

11. Executive Compensation                                                            35

12. Security Ownership of Certain Beneficial Owners and Management                    35

13. Certain Relationships and Related Transactions                                    36

14. Principal Accountant Fees and Services                                            36

PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                   37

SIGNATURES                                                                            38

         Certifications                                                            39-42


                                     PART I

Item 1. Business

     General Development of Business

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed in February 1991 as a Delaware limited partnership. When used in this report, the terms "we" "us" and "our" refers to the Partnership.

     Our maximum offering was $40,000,000 and we commenced business operations on our initial closing date, August 23, 1991, with the admission of 26,905.59 limited partnership units at $100 per unit representing $2,690,559 in capital contributions. Between August 24, 1991 and June 5, 1992 (the final closing date), 373,094.41 additional units were admitted bringing the total admissions to 400,000 units totaling $40,000,000 in capital contributions. From 1994 through 2004, we redeemed 882 limited partnership units leaving 399,118 units outstanding at December 31, 2004.

     Our General Partner is ICON Capital Corp., a Connecticut corporation. The General Partner manages and controls our business affairs including equipment, leases and financing transactions under a management agreement with us.

     Segment Information

     We have only one operating segment: the business of owning equipment subject to leases with companies that we believe to be creditworthy.

     Narrative Description of Business

     We are an equipment leasing income fund. The principal investment objective is to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective we have: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to our limited partners commencing with each limited partner's admission, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) commenced the disposition period and begun to sell our investments and distribute the cash from sales of such investments to our partners.

     Our reinvestment period ended June 5, 1997. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. We have not and will not invest in any additional new finance or lease transactions during the disposition period.

     At December 31, 2004 and 2003, we had total assets of $1,499,628 and $3,013,421, respectively. During the year ended December 31, 2004, our total revenue was $255,019. Amounts derived primarily from our leasing and rental revenue totaled $265,911, which was derived from two leases which accounted for approximately 98% of our total revenue. We incurred a net loss for the year ended December 31, 2004 of $747,464. For the year ended December 31, 2003, our total revenue was $600,314, which was derived primarily from three leases which accounted for 79% of our revenue. We incurred a net loss for the year ended December 31, 2003 of $18,781. For the year ended December 31, 2002, our total revenue was $1,594,108, which was derived primarily from four leases which accounted for 58% of our revenue. Our net income for the year ended December 31, 2002 of $662,388.

     We have no direct employees. The General Partner has full and exclusive control over our in management and operations.

     Our Competition

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition or sale, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     Lease and Financing Transactions

     We did not purchase nor finance any additional equipment for the years ended December 31, 2004, 2003 and 2002.

     Available Information

     Our Annual Reports on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. The information contained on our website is not part of this Annual Report on Form 10K. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 2. Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits, and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter 2004.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our units are not publicly traded nor is there currently a market for our units. It is unlikely that any such market will develop.

                                              Number of Equity Security Holders
               Title of Class                       as of March 18, 2005
         ---------------------------        ------------------------------------
         General Partner (as a member)                        1
         Additional Partners                              3,076

     We do not, in the normal course of business, pay dividends. For the years ended December 31, 2004 and 2003 and 2002, we did not pay any distributions to our partners.

     Our reinvestment period ended June 5, 1997. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. We have not and will not invest in any additional new finance or lease transactions during the disposition period.

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the "Units") pursuant to the fourth offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units will be deemed to be $0.02 per Unit as of December 31, 2004.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on the General Partner's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $0.02 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount a limited partner would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term.

Item 6. Selected Consolidated Financial Data

     The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplemental Data contained elsewhere in this report.

                                                                 Years Ended December 31,
                                                             -----------------------------------
                                                2004            2003          2002       2001       2000
                                                ----            ----          ----       -----      ----

Total revenue                                 $  255,019    $  600,314   $1,594,108   $ 874,695  $ 2,200,367
                                              ==========    ===========  ==========   =========  ===========
Net (loss) income                             $ (747,464)   $  (18,781)  $  662,388   $ 284,772  $   820,615
                                              ===========   ===========  ==========   =========  ===========
Net (loss) income allocable
  to the limited partner                      $ (739,989)   $  (18,593)  $  655,764   $ 281,924  $   812,409
                                              ==========    ===========  ==========   =========  ===========
Net (loss) income allocable
  to the Genral Partner                       $   (7,475)   $     (188)  $    6,624   $   2,848  $     8,206
                                              ===========   ==========   ==========   =========  ===========

Weighted average limited partnership
    units outstanding                             399,118      399,118      399,118     399,118      399,118
                                              ===========   ==========   ==========   =========  ===========
Net (loss) income per weighted average
   limited partnership unit                   $     (1.85)  $    (0.05)  $     1.64   $    0.71  $      2.04
                                              ===========   ==========   ==========   =========  ===========

Distributions to limited partners             $       -     $      -     $      -     $ 588,656  $ 4,091,082
                                              ===========   ==========   ==========   =========  ===========
Distributions per weighted average
   limited partnership unit                   $       -     $      -     $      -     $    1.47  $     10.25
                                              ============  ==========   ==========   =========  ===========
Distributions to the General Partner          $       -     $      -     $      -     $   5,946  $    41,323
                                              ============  ==========   ==========   =========  ===========

                                            December 31,
                       2004         2003       2002        2001        2000
                      -----         -----      -----       -----       -----

Total assets       $1,499,628   $3,013,421  $3,421,904  $3,847,550   $5,251,699
                   ===========  ==========  ==========  ==========   ==========
Notes payable      $1,209,575   $1,934,027  $2,086,075  $2,526,940   $3,111,495
                   ==========   ========== ===========  ==========   ==========
Partner's equity   $  273,533   $1,020,997  $1,039,778  $  377,390   $  687,210
                   ==========   ==========  ==========  ==========   ==========

In 2004, we had an increase in provision for bad debt of approximately for $496,000 or approximately $1.24 per limited partnership unit. In 2002, we made a one-time adjustment to residual sharing value resulting in a gain of approximately $500,000 or approximately $1.25 per limited partnership unit. In 2002, we had an increase in provision for bad debt of approximately $390,000 or approximately $.10 per limited partnership unit. In 2001, we had a reversal of a provision for bad debt in the amount of approximately $250,000 or approximately $.62 per limited partnership unit. In 2000, we had a gain of a sale of an aircraft of approximately $700,000 or approximately $1.75 per limited partnership unit.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information - Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

     o    changes in our industry, interest rates or the general economy;

     o    the degree and nature of our competition;

     o    availability of qualified personnel;

     o cash flows from operating activities may be less than our current level of expenses and debt obligations; o the financial condition of lessees; and o lessee defaults.

a.   Overview

     We are an equipment leasing business formed on February 21, 1991 which began active operations on August 23, 1991. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was borrowed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our disposition period, wherein we are seeking to sell our assets in the ordinary course of business.

         Capital Resources and Liquidity

     We invested most of the net proceeds from our offering in items of equipment subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that the cash was not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." After the "reinvestment period," we began selling our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but we will not receive any additional fees in connection with such reinvestments. Our goal is to complete the disposition period in three years after the end of the reinvestment period, but it may take longer to do so.

     Our reinvestment period ended June 5, 1997, and the disposition period began on June 6, 1997. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. We have not and will not invest in any additional finance or lease transactions during the disposition period.

     Our current equipment portfolio, which we own directly, consists primarily of the following:

         Air Transportation Industry:

     o We own a 100% interest in a de Havilland DHC-8-102 aircraft (the "Aircraft") subject to a lease with US Airways, Inc., ("US Airways") which expired in October 2004. On September 12, 2004, US Airways filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and indicated, during October 2004, they would seek to reject the lease at September 30, 2004 and not pay the final rental payment due under the lease in October 2004. US Airways has made all required payments under the terms of the operating lease through September 30, 2004. The operating lease with US Airways expired during October 2004. The Aircraft is held as collateral against a recourse note payable.

     Management is currently reviewing our options with respect to the Aircraft. These options include finding another party to lease the Aircraft or selling the Aircraft to a third party. Management believes that the current net book value of the Aircraft, at December 31, 2004, including the anticipated maintenance upgrade required to continue its air worthiness, is less than the amount anticipated in a sale or re-lease. The cash portion of the purchase price was $3,169,250 and there is currently $1,209,575 of recourse debt remaining secured by this asset.

         Restaurant and Brewing Equipment

     o Restaurant and brewing equipment that is subject to a lease with Charlie and Jake's Bar-B-Q, Inc. that expires during January 2006. At lease expiration, the lessee will own the equipment. The equipment was purchased for $274,771, and there is no related debt at December 31, 2004.

     Substantially all of our recurring operating revenues are generated from the operations of the Charlie and Jake's Bar-B-Q lease. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs, equipment management costs, and general and administrative costs. Below is a review of our portfolio activity during the twelve months ended December 31, 2004.

     Portfolio Activity

         US Airways Bankruptcy

     In September 2004, US Airways filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Additionally, in a Second Motion to Authorize the Debtors to Reject Certain Leased Aircraft Equipment Pursuant to 11 U.S.C.
Section 365 (the "Motion"), US Airways sought to reject our Aircraft lease at September 30, 2004 and not pay the October 2004 rent.

     Following the filing of the Motion, US Airways realized that one of our Aircraft's engines was mistakenly returned to Bombardier on a Bombardier DH-8 aircraft. Bombardier accepted our engine from US Airways and the engine is currently located in Ontario, Canada. Due to the costs and logistics involved with having the engine returned from Bombardier, US Airways agreed to exchange one of its own engines for our engine that was mistakenly returned to Bombardier. We have agreed to this exchange.

     In early March 2005, it appeared that the exchange could be finalized. However, on March 4, 2005, the replacement engine we received from Bombardier failed a maintenance test performed in compliance with the Federal Aviation Administration's Short Term Storage Program. US Airways has proposed another replacement engine. If acceptable to us, the exchange will resume and this engine will be provided to us. Once documented, an Order will be submitted to the United States Bankruptcy judge requesting approval of the exchange of the engines. Upon approval, we will recover our aircraft.

     The operating lease with US Airways expired during October 2004. US Airways has made all required payments under the terms of the operating lease through September 30, 2004. We have been making all required debt service payments to Transamerica Aviation, LLC during the time the aircraft has been off lease to reduce the balloon payment when it comes due on December 31, 2006.

     Status of Current Portfolio

     de Havilland DHC-8-102 Aircraft

     We have one aircraft a de Havilland DHC-8-102 aircraft. The operating lease with US Airways expired during October 2004. US Airways has made all required payments under the terms of the operating lease through September 30, 2004. We have been making debt service payments to Transamerica Aviation, LLC during the time the aircraft has been off lease to reduce the balloon payment when it comes due.

     The de Havilland DHC-8-102 aircraft is powered by twin-turbo propeller engines and, as such, is being replaced in the market by faster, more efficient, regional jets. Accordingly, we may have difficulty remarketing the Aircraft for an amount sufficient to satisfy our outstanding loan obligations. We have been in negotiations with several third-parties to lease or sell the aircraft. We believe that the current net book value of the Aircraft, which is approximately $1,010,000 at December 31, 2004, including the expected maintenance upgrade is less than the amount we anticipate realizing in our remarketing effort.

     The Aircraft is subject to recourse financing and the lease payments were remitted directly to the lender to reduce the outstanding loan balance. The outstanding loan balance at December 31, 2004 was $1,209,575. We anticipate that selling the Aircraft would result in proceeds sufficient to cover the debt balance at December 31, 2004.

     The Aircraft is subject to a Federal Aviation Administration required 40,000 hour airframe maintenance overhaul. It was anticipated that the potential overhaul would not be required for a significant period of time. However, as a result of a routine records check it was determined that the overhaul could be required sooner than expected. The Aircraft cannot operate if the maintenance is not performed when required. As a result, the economic life of the Aircraft will be shortened or its residual value diminished.

     Restaurant and Brewing Equipment

     We own restaurant and brewing equipment that is subject to a lease with Charlie and Jake's Bar-B-Q, Inc. with an expiration date of January 14, 2006. At lease expiration, the lessee will own the equipment. The equipment was purchased for $274,771, and there is no related debt secured by this asset at December 31, 2004.

     Economic and Industry Factors

     Our results continue to be impacted by a number of factors influencing the United States of America's economy, as well as, the equipment leasing industry some of which are discussed below.

     United States Economy

     The economy of the United States of America appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. We foresee an increase in capital spending by corporations through 2007 which should increase the pool of available leases, and to that end, we believe there will be more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, we are optimistic that more lessees will return to the marketplace.

     Air Transportation Industry

     The aircraft leasing industry has been on the downside of a business cycle and continues to remain there. This has resulted in depressed sales prices for assets such as our aircraft interests. It does not appear that the industry will recover significantly in the very near future with the recent increases in the price of gasoline and the fare wars within the air transportation industry, although we are optimistic that a recovery will occur within two to three years time. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft to be even less than suggested by recent appraisals.

     Inability to Remarket Assets

     The de Havilland DHC-8-102 aircraft is powered by twin-turbo propeller engines and, as such, is being replaced in the market by faster, more efficient, regional jets. Accordingly, we may have difficulty remarketing the Aircraft for an amount sufficient to satisfy our outstanding loan obligations.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require the General Partner to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

o        Lease classification and revenue recognition
o        Asset impairments
o        Depreciation

     Lease Classification and Revenue Recognition

     The equipment we lease to third parties is classified either as a finance lease, a leveraged lease, or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for both a finance lease and a leveraged lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

     For leveraged leases, we record, at lease inception, our net investment in the equipment which consists of the minimum lease payments receivable, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income over the life of the lease at a constant rate of return on the positive net investment.

     For operating leases, income is recorded as rental income and is recognized on the straight line method over the lease term.

     Our General Partner has an Investment Committee that approves each new equipment acquisition. As part of their process, the Investment Committee determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by management, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management uses qualified third party appraisers to assist in the review process. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by management, to determine whether an impairment charge may be required. Management uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     New Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

b. Results of Operations for the Years Ended December 31, 2004 ("2004) and 2003 ("2003")

Revenue for the years ended 2004 and 2003 are summarized as follows:



                                                                  Years Ended December 31,
                                                                  ------------------------
                                                             2004           2003             Change
                                                             ----           ----             ------

Total revenue                                          $       255,019   $    600,314   $     (345,295)
                                                       ===============   ============   ===============

Rental income                                          $       160,000   $    284,045   $     (124,045)
Finance income                                                 105,911        192,560          (86,649)
Income (loss) from investments in joint ventures               (30,359)       (15,796)         (14,563)
Net gain (loss) on sales of equipment                           (4,762)       116,939         (121,701)
Interest and other income                                       24,229         22,566            1,663



     Revenues for 2004 decreased by $345,295, or 58%, as compared to 2003. The decrease in rental revenue is due primarily to the restructuring of the US Airways lease, reducing rental income by $20,000 per month and then the subsequent loss in the US Airways lease due to US Airways filing bankruptcy in September 2004. The decrease in finance income is due to the expiration of our Federal Express Corporation lease in June 2004. The decrease in net gain (loss) on sales of equipment is due to the difference in the assets sold in 2004 as compared to 2003 resulting in a higher gain in 2003.

Expenses for 2004 and 2003 are summarized as follows:



                                      Years Ended December 31,
                                      ------------------------
                                  2004            2003        Change
                                  ----            ----        -----

Total expenses                $   1,002,483   $  619,095    $   383,388
                              =============   ==========    ===========

Depreciation                        100,000      252,456       (152,456)
Interest                            208,911      213,428         (4,517)
General and administrative          197,197      153,211         43,986
Provision for bad debt              496,375          -          496,375


     Expenses for 2004 increased by $383,388 or 62%, as compared to 2003. Depreciation decreased due to the termination of the Champlain lease in 2003 and to US Airways rejecting the lease, resulting in no depreciation expense being taken in the fourth quarter of 2004 as the aircraft was off-lease. This decrease was off set by an increase in our provision for bad debt which was a result our writing off amounts due from affiliated entities.

     Net Income/Loss

     As a result of the foregoing factors, the net loss in 2004 and 2003 was $747,464 and $18,781 respectively. The net loss per weighted average number of limited partner's units outstanding was $1.85, and $.05, respectively, for 2004 and 2003.

c. Results of Operations for the Years Ended December 31, 2003 ("2003") and 2002 ("2002")

Revenue for the years ended 2003 and 2002 are summarized as follows:



                                                                    Years Ended December 31,
                                                                    ------------------------
                                                               2003              2002          Change
                                                               ----              ----          ------

Total revenue                                            $       600,314   $  1,594,108   $   (993,794)
                                                         ===============   ============   ============

Rental income                                            $       284,045   $    822,848   $   (538,803)
Finance income                                                   192,560        184,301          8,259
Income (loss) from investments in joint ventures                 (15,796)        27,647        (43,443)
Net gain (loss) on sales of equipment                            116,939         (8,001)       124,940
Interest and other income                                         22,566        567,313       (544,747)




     Revenues for 2003 decreased $993,794, or 62%, as compared to 2002. Revenue decreased primarily due to rental income decreasing due to the restructuring of the lease terms with US Airways. Net gain (loss) on the sales of equipment is due to the sale of equipment leased to Champlain Cable Corp., from which we received proceeds of $141,956 for a gain of $116,591. There was no similar transaction in 2002.

Expenses for 2003 and 2002 are summarized as follows:



                                                        Years Ended December 31,
                                                        -----------------------
                                               2003             2002           Change
                                               ----             -----          ------

Total expenses                            $     619,095    $   931,720   $    (312,625)

Depreciation                                    252,456        408,696        (156,240)
Interest                                        213,428        245,280         (31,852)
General and administrative                      153,211        143,386           9,825
Amortizatrion of Intitial Direct Costs             -               455            (455)
Provision for impairment                           -           133,903        (133,903)


     Expenses for 2003 decreased $312,625 or 34% from 2002. Depreciation expense decreased due to the restructuring of the US Airway's lease terms effective January 3, 2003. We made no provision for bad debt, as the current allowance is adequate to cover current delinquencies with the view of future delinquency being remote.

     Net Income/Loss

     As a result of the foregoing factors, the net (loss) income in 2003 and 2002 was $(18,781) and $662,388, respectively. The net (loss) income per weighted average number of limited partner's shares outstanding was $(.05) and $1.64, respectively, for 2003 and 2002.

     d.   Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available, and from the cash being generated from our leases and sales proceeds, we have sufficient cash to continue our limited operations into the foreseeable future. Net cash provided by operating activities was approximately $1,090,000 for the year ended December 31, 2004. Approximately $1,200,000 is non-recurring. Our current sources of cash are proceeds being collected from one financing lease at the rate of $7,000 per month.

     Our cash flow from operating activities may be less than our current level of expenses. To that extent our cash flow is insufficient to pay such expenses, we may be required to sell assets prior to maturity or borrow against future cash flows. Our primary source of cash outflow is for the repayment of our recourse debt.

     For the year ended December 31, 2004 and 2003 we had cash flows provided by (used in) operating activities of approximately $1,090,000 and $(117,000), respectively. Refer to our statement of cash flows located in Item 8, Financial Statements and Supplementary Data for more information relating to our cash flows.

     Financings and Recourse Borrowings

     During March 2004, we amended our note payable - recourse related to the US Airways Aircraft and extended the due date until December 2006 with monthly principal and interest payments of $45,244. This note payable - recourse accrues interest at 11.0% per year. We utilized approximately $576,000 of the amount received from an affiliate to repay a portion of the note payable - recourse. The recourse debt allows us to make the required monthly payments without a lessee. We are currently making the required monthly payments. At December 31, 2004, the balance on the note payable - recourse was $1,209,575.

     Distributions

     Our reinvestment period ended June 5, 1997, and the disposition period began on June 6, 1997. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. We have not and will not invest in any additional finance or lease transactions during the disposition period.

     We do not, in the normal course of business, pay dividends. For the years ended December 31, 2004 and 2003, we have not paid distributions to our limited partners or the General Partner.

     Commitments

     We have a commitment regarding one note payable - recourse. Principal maturities of our note payable consist of the following at December 31, 2004:

               Year Ending
              December 31,
                  2005                           $       431,183
                  2006                                   778,392
                                                 ---------------
                                                 $     1,209,575

     Risks and Uncertainties

     At December 31, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including, but not limited to, the following:

     o The de Havilland DHC-8-102 aircraft is powered by twin-turbo propeller engines and, as such, is being replaced in the market by faster, more efficient, regional jets. Accordingly, we may have difficulty remarketing the Aircraft for an amount sufficient to satisfy our outstanding loan obligations.

     o Our operations are subject to the jurisdiction of a number of federal agencies, including the Federal Aviation Administration. New regulatory rulings may negatively impact our financial results and the economic value of our assets.


     e.  Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe to the best of our knowledge that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm                      18

Consolidated Balance Sheets at December 31, 2004 and 2003                    19

Consolidated Statements of Operations for the Years Ended
   December 31, 2004, 2003 and 2002                                          20

Consolidated Statement of Changes in Partners' Equity for the Years Ended
   December 31, 2002, 2003 and 2004                                          21

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004, 2003 and 2002                                       22-23

Notes to Consolidated Financial Statements                                24-32

The Partners
ICON Cash Flow Partners, L.P., Series D


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series D (a Delaware limited partnership) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series D and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


As discussed in Note 1, the Partnership's reinvestment period ended June 5, 1997 and its disposition period commenced. During the disposition period the Partnership will distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.


/s/ Hays & Company LLP

March 18, 2005
New York, New York

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS




                                                                   2004             2003
                                                                   ----             ----

Cash and cash equivalents                                     $    404,288      $     44,342
                                                              ------------      ------------

Investments in finance leases:
  Minimum rents receivable                                         106,762         1,957,988
  Unearned income                                                   (4,677)         (111,491)
  Allowance for doubtful accounts                                  (25,000)          (26,032)
                                                              -------------     ------------
 Net investments in finance leases                                  77,085         1,820,465
                                                              ------------      ------------

Investments in operating leases:
  Equipment, at cost                                                 -             3,384,869
  Accumulated depreciation                                           -            (2,274,667)
                                                              -------------     ------------

       Net investments in operating leases                           -             1,110,202
                                                              ------------      ------------

Equipment held for sale                                          1,010,202            -
Investments in joint ventures                                        8,053            38,412
                                                              ------------      ------------

       Total assets                                           $  1,499,628      $  3,013,421
                                                              ============      ============

                        LIABILITIES AND PARTNERS' EQUITY


Notes payable - recourse                                      $  1,209,575      $  1,934,027
Due to affiliates                                                    -                49,486
Security deposits, and other payables                               16,520             8,911
                                                              ------------      ------------

       Total liabilities                                         1,226,095         1,992,424
                                                              ------------      ------------

Commitments and contigencies

  Partners' equity:
  General partner                                                 (341,861)         (334,386)
  Limited partners: 399,118 and 399,118 units
       outstanding, $100 per unit original issue price             615,394         1,355,383
                                                              ------------      ------------

       Total partners' equity                                      273,533         1,020,997
                                                              ------------      ------------

  Total liabilities and partners' equity                      $  1,499,628      $  3,013,421
                                                              ============      ============




See accompanying notes to consolidated financial statements

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                            Years Ended December 31,





                                                             2004              2003            2002
                                                             -----             ----            -----
 Revenue:

   Rental income                                       $         160,000   $       284,045   $    822,848
   Finance income                                                105,911           192,560        184,301
   (Loss) income from investments in joint ventures              (30,359)          (15,796)        27,647
   Net (loss) gain on sales of equipment                          (4,762)          116,939         (8,001)
   Interest and other income                                      24,229            22,566        567,313
                                                       -----------------   ---------------   ------------

      Total revenue                                              255,019           600,314      1,594,108
                                                       -----------------   ---------------   ------------

 Expenses:
   Depreciation                                                  100,000           252,456        408,696
   Interest                                                      208,911           213,428        245,280
   General and administrative                                    197,197           153,211        143,386
   Amortization of initial direct costs                            -                  -               455
   Provision for bad debt                                        496,375              -           133,903
                                                       ------------------  ---------------   -------------

      Total expenses                                           1,002,483           619,095        931,720
                                                       ------------------  ---------------   ------------

 Net (loss) income                                     $        (747,464)  $       (18,781)  $    662,388
                                                       ==================  ===============   ============

 Net (loss) income allocable to:
   Limited Partners                                    $        (739,989)  $       (18,593)  $    655,764
   General Partners                                               (7,475)             (188)         6,624
                                                       ------------------  ---------------   ------------

                                                       $        (747,464)  $       (18,781)  $    662,388
                                                       ==================  ===============   ============

 Weighted average number of limited partnership
       units outstanding                                         399,118           399,118        399,118
                                                       =================   ===============   =============

 Net (loss) income per weighted average limited
       partnership unit                                $           (1.85)  $         (0.05)  $       1.64
                                                       =================   ===============   =============



See accompanying notes to consolidated financial statements

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                  Years Ended December 31, 2002, 2003 and 2004




                                                                                Total
                                     Limited               General            Partners'
                                    Partners              Partners             Equity
                                    --------              --------             ------

 Balance, January 1, 2002       $         718,212   $       (340,822)    $        377,390

  Net income                              655,764              6,624              662,388
                                -----------------   -----------------    ----------------

 Balance, December 31, 2002             1,373,976           (334,198)           1,039,778

  Net loss                                (18,593)              (188)             (18,781)
                                ------------------  -----------------    -----------------

 Balance, December 31, 2003             1,355,383           (334,386)           1,020,997

  Net loss                               (739,989)            (7,475)            (747,464)
                                ------------------  -----------------    -----------------

 Balance, December 31, 2004     $         615,394   $       (341,861)    $        273,533
                                =================   =================    ================






See accompanying notes to consolidated financial statements

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,




 Increase (decrease) in cash and cash equivalents                           2004               2003            2002
                                                                            -----              -----           ----

 Cash flows from operating activities
      Net (loss) income                                            $         (747,464)  $       (18,781)  $    662,388
      Adjustments to reconcile net (loss) income
        to net cash provided by (used in) operating activities:
        Depreciation                                                          100,000           252,456        408,696
        Rental income paid directly to lenders by lessees                    (160,000)         (268,664)      (388,591)
        Finance income portion of receivable paid directly
         to lenders by lessees                                                    -                  -        (156,684)
        Interest expense on recourse financing paid directly
        to lenders by lessees                                                 113,251           213,428        127,330
        Net (gain) loss on sales of equipment                                   4,762          (116,939)         8,001
        Provision for doubtful accounts                                       496,375                -         133,903
       Amortization of initial direct costs                                       -                  -             455
       Amortization of loan fees                                               54,228                -             -
       Loss (income) from investments in joint ventures                        30,359            15,796        (27,647)
        Changes in operating assets and liabilities:
          Collection of principal - non-financed receivables                1,244,344           (85,653)       370,078
          Other assets                                                            -             128,767       (270,682)
          Security deposits, deferred credits and other payables                7,609          (149,987)      (647,619)
          Due from/to General Partner and affiliates, net                     (49,486)          (87,667)           -
                                                                   ------------------   ----------------  ------------

Net cash provided by (used in) operating activities                         1,093,978          (117,244)       219,628
                                                                   ------------------   ---------------   ------------

Cash flows from investing activities:
      Proceeds from sales of equipment                                            -             142,303          1,494
                                                                   ------------------   ---------------   ------------

 Net cash provided by investing activities                                        -             142,303          1,494
                                                                   ------------------    ---------------   ------------

Cash flows from financing activities:
      Principal payments on notes payable - recourse                         (679,804)               -             -
      Principal payments on notes payable - non-recourse                          -             (96,812)      (179,154)
      Other payments - loan fee                                               (54,228)               -             -
                                                                   ------------------   ---------------   ------------

Net cash used in financing activities                                        (734,032)          (96,812)      (179,154)

Net increase (decrease) in cash and cash equivalents                          359,946           (71,753)        41,968
 Cash and cash equivalents, beginning of the year                              44,342           116,095         74,127
                                                                   ------------------   ---------------  -------------

 Cash and cash equivalents, end of the year                        $          404,288   $        44,342   $    116,095
                                                                   ==================   ===============   ============


See accompanying notes to consolidated financial statements

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,





                                                                                2004           2003             2002
                                                                                -----          -----            ----
 Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                           $         84,572   $     127,330   $      301,551
                                                                        ================   =============   ==============

 Supplemental disclosure of non-cash investing and financing activities:
      Principal and interest on notes payable - recourse paid
          directly to lenders by lessees                                $        160,000   $     268,664   $      388,591
                                                                        ================   ==============  ==============

      Rental income from operating leases paid directly to
          lenders by lessees                                            $        160,000   $     268,664   $      388,591
                                                                        ================   ==============  ==============




See accompanying notes to consolidated financial statements

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(1)      Organization

     ICON Cash Flow Partners, L.P., Series D (the "Partnership") was formed on February 21, 1991 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases.

     The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective, the Partnership: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission to the Partnership, continuing through the reinvestment period, which ended on June 5, 1997; (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) is selling the Partnership's investments and is distributing the cash from sales of such investments to its partners during the disposition period.

     The Partnership's reinvestment period ended June 5, 1997 and the Partnership commenced its disposition period. During the disposition period the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     Our maximum offering was $40,000,000 and we commenced business operations on our initial closing date, August 23, 1991, with the admission of 26,905.59 limited partnership units at $100 per unit representing $2,690,559 in capital contributions. The Partnership was capitalized with an initial capitalization of $100. by ICON Capital Corp. (the "General Partner"). It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership commenced business operations on its initial closing date, August 23, 1991 and by its final closing on June 5, 1992, 400,000 limited partnership units at $100 per unit had been admitted into the Partnership with aggregate gross proceeds of $40,000,000. From 1994 through 2004, the Partnership redeemed 882 limited partnership units leaving 399,118 limited partnership units outstanding at December 31, 2004.

     The General Partner is a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies

     Consolidation and Minority Interest

     The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investment is recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is minority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

     Concentration of Credit Risk

     Concentrations of credit risk with respect to minimum rents receivable are limited to lessees dispersed across the different industries segments within the United States of America; accordingly the Partnership is exposed to business and economic risk. Although the Partnership does not currently foresee a concentrated credit risk associated with these minimum rents receivable, repayment is dependent upon the financial stability of these segments of the economy.

     Allowance for Doubtful Accounts

     The Partnership estimates collectibility of minimum rents receivable by analyzing historical bad debts, lessee concentrations and credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

     Investments in Operating Leases

     Operating leases are stated at cost less accumulated depreciation. Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon final disposition of the equipment, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     Equipment Held for Sale

     Equipment held for sale is recorded at the lower of cost or fair value expected to be realized upon sale and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

     Asset Impairments

     The Partnership's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Redemption of Limited Partnership Units

     The Partnership may, at its discretion, redeem units from a limited number of its limited partners, in any one year, as defined in the partnership agreement. The redemption amounts are calculated following the specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

     Per Unit Data

     Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the period.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     Revenue Recognition

     The partnership leases equipment to third parties which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

     For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information at December 31, 2004 and 2003 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value. The estimated fair value of the Partnership's recourse note payable at December 31, 2004 is approximately $1,067,000.

     Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     In December 2004, SFAS Statement No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" was issued. SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership has not entered into any nonmonetary transactions: therefore, SFAS 153 did not have an impact on our financial position, results of operations or cash flows.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Reclassifications

     Certain reclassifications have been made to the accompanying consolidated financial statements for the prior years in order to conform to the current year presentation.

(3)   Joint Venture

     The Partnership and its affiliates, entities also managed by the General Partner, formed one joint venture, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

     ICON Receivables 1997-A LLC

     The Partnership and three affiliates, ICON Cash Flow Partners L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. At December 31, 2004, the Partnership, Series E, L.P. Six and L.P. Seven own 17.81%, 31.19%, 31.03% and 19.97% interests, respectively, in 1997-A.

     At December 31, 2004, 1997-A's operations have been liquidated as the note holders have been fully repaid for their investment in 1997-A and the remaining receivables relating to the securitizations totaling $345,152, due from an affiliate of the General Partner relating to lease receivables, were written-off as uncollectible. The remaining cash is being reserved to pay for potential property tax; sales tax and other liabilities, if any.

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2004 and 2003 is summarized below:

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)   Joint Venture - continued

                                             December 31,
                                        2004              2003
                                    -------------    -------------
Assets                              $     107,229    $     810,802
                                    =============    =============
Liabilities                         $      62,005    $     595,106
                                    =============    =============
Equity                              $      45,224    $     215,696
                                    =============    =============
Partnership's share of equity       $       8,054    $      38,412
                                    =============    =============

                                       Years Ended December 31,
                                        2004              2003
                                    -------------    -------------
Net loss                            $   (170,468)    $     (88,676)
                                    ============     =============
Partnership's share of net loss     $     (30,359)   $     (15,796)
                                    =============    =============

(4)    Minimum Rents Receivable

     Substantially all of our recurring cash flow at December 31, 2004 is generated from one finance lease which expires during January 2006.

     The allowance for doubtful accounts relating to minimum rents receivable consists of the following:



                                          2004             2003              2002
                                     -------------     -------------    -------------
 Balance, beginning of year          $     (26,032)    $     (25,000)   $     (92,097)
 Provision for doubtful accounts          (496,375)           (1,032)             -
 Write-offs                                 497,407               -            67,097
                                     -------------     -------------    -------------

 Balance, end of year                $     (25,000)    $     (26,032)   $     (25,000)
                                     =============     =============    =============



(5)    Investments in Operating Leases

     Investments in operating leases consist of the following at December 31:



                                                          2004             2003              2002
                                                     -------------     -------------    -------------
  Equipment at cost, beginning of year               $    3,384,869     $   3,459,597   $   3,384,869
  Equipment acquisitions                                        -                 -               -
  Transfer from financing to operating lease                    -                 -            74,728
  Transfer of equipment to held for sale                (3,384,869)               -               -
  Equipment dispositions                                        -             (74,728)            -
                                                     --------------     --------------  -------------

  Equipment at cost, end of year                                -           3,384,869       3,459,597
                                                     --------------     -------------   -------------

  Accumulated depreciation, beginning of year            (2,274,667)       (2,059,577)     (1,650,881)
  Accumulated depreciation on equipment
    dispositions                                                -              37,366            -
  Accumulated depreciation transferred
    to held for sale                                      2,374,667               -              -
  Depreciation expense                                     (100,000)         (252,456)       (408,696)
                                                     --------------     -------------   -------------
  Accumulated depreciation, end of year                         -          (2,274,667)     (2,059,577)
                                                     --------------     -------------   -------------

  Net investment in operating leases, end of year    $          -       $   1,110,202   $   1,400,020
                                                     ==============     =============   =============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003


(5)    Investments in Operating Leases - continued

         The allowance for doubtful accounts relating to investments in operating leases consists of the following:



                                                      2004             2003              2002
                                                 -------------     -------------    -------------
Balance, beginning of year                       $        -        $   (201,000)    $        -
Provision for doubtful accounts                           -                 -            (201,000)
Reversal of provision for doubtful accounts               -              201,000             -
                                                 -------------     -------------    -------------

Balance, end of year                             $        -        $        -       $   (201,000)
                                                 =============     =============    =============


(6)  Equipment Held for Sale

     The Partnership's sole remaining asset is a de Havilland DHC-8-102 aircraft (the "Aircraft") which was on lease to US Airways, Inc. ("US Airways") through October 2004. On September 12, 2004, US Airways filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and indicated, during October 2004, they would seek to reject the lease at September 30, 2004 and not pay the final rental payment due. US Airways has made all required payments under the terms of the operating lease through September 30, 2004. The Aircraft is held as collateral against a recourse note payable with Transamerica Aviation LLC.

     Management is currently reviewing our options with respect to the Aircraft. These options include finding another party to lease the Aircraft on a short-term basis or selling the Aircraft to a third party. Management believes that the current net book value of the Aircraft, at December 31, 2004, including the anticipated maintenance upgrade required to continue its air worthiness, is less than the amount anticipated in a sale or re-lease.

(7)    Note Payable - Recourse

     During March 2004, the Partnership amended its recourse note payable related to the Aircraft and extended the due date until December 2006 with monthly principal and interest payments of $45,244 and a final balloon payment in the amount of $297,313. This note payable accrues interest at 11.0% per annum. The Partnership utilized $576,442 of the amount received from the collection of its finance lease receivable to repay a portion of the note payable. The Partnership is currently making the required monthly debt service payments required under the note. At December 31, 2004, the outstanding balance of the note payable was $1,209,575.

     Principal maturities of the Partnership's notes payable - recourse consist of following at December 31, 2004:

               Year Ending
              December 31,
                  2005                         $       431,183
                  2006                                 778,392
                                               ---------------
                                               $     1,209,575
                                               ===============

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(8)   Related Party Transactions

     In accordance with the terms of the management agreement, the Partnership is required to pay the General Partner management fees based on a percentage of rentals received either directly by the Partnership or through its joint venture (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations.

     No management fees or administrative expense reimbursements were made to the General Partner during the years ended December 31, 2004, 2003 and 2002 due to the General Partners voluntary decision to waive its right to such fees and expense reimbursements effective July 1, 2000.

     During 2004 the Partnership paid $49,486 due to several affiliates. This amount was non-interest bearing and no interest has been accrued.

     The Partnership was due $2,000,000 from L.P. Seven relating to the financing of the free cash portion, including the proceeds from the sale or disposal of the equipment, relating to a leveraged lease transaction entered into by L.P. Seven. L.P. Seven exercised its right to prepay a portion of the financing with the Partnership, and prepaid $250,000 during 2002 and $1,253,625 during 2004. The lease expired in July 2004. As a result the Partnership recorded a provision for bad debt for $496,375 for the year ended December 31, 2004.

(9) Income Taxes (Unaudited)

     No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any could adjust the individual income tax of the partners.

     At December 31, 2004, the partners' equity accounts included in the consolidated financial statements totaled $273,533 compared to the partners' equity accounts for Federal income tax purposes of 5,815,263 (unaudited). The differences arise primarily from commissions reported as a reduction in the partners' equity accounts for financial reporting purposes but not for Federal income tax purposes, and temporary differences relating to direct finance leases, depreciation and provisions for losses.

     The following table reconciles net (loss) income for financial statement reporting purposes to the loss for Federal income tax purposes as follows:


                                                                  Years Ended December 31,
                                                      ------------------------------------------------
                                                           2004             2003              2002
                                                      -------------     -------------    -------------
Net (loss) income per financial statements            $  (747,464)      $     (18,781)   $     662,388
     Differences due to:
         Direct finance leases financings                      -                 -                -
         Provision for doubtful accounts                       -             (201,000)         133,903
         Depreciation and impairments                     (150,619)             3,101           87,156
         (Recovery of) provision for losses                    -                 -                -
             Gain (loss) on sale of equipment                  -               25,017           (3,104)
             Other                                          (88,232)         (312,167)        (467,762)
                                                      --------------    --------------   -------------
Net (loss) income for Federal income tax purposes     $  (986,315)$     $     (503,830)  $     412,581
                                                      ==============    ==============   ==============


                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(10)    Concentration Risks

     For the year ended December 31, 2004, the Partnership had two leases that accounted for 100% of total rental and finance income. For the year ended December 31, 2003, the Partnership had three leases that accounted for 65% of total rental and finance income. For the year ended December 31, 2002, the Partnership had one lease that accounted for 37% of total rental and finance income. No other individual leases accounted for an excess of 10% of total revenue in any of the years reported.

     The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Partnership has placed these funds in a high quality institution in order to minimize the risk.

(11) Selected Quarterly Financial Data (Unaudited)

                                                                     Quarters Ended in 2004
                                                                     ----------------------
                                                          March 31,        June 30,    September 30,  December 31,
                                                          ---------        --------    -------------  ------------

 Revenue                                              $       102,600   $      119,797   $   28,574   $    4,048
                                                     ================   ==============   ==========   ==========
 Net income (loss) allocable to limited partners      $        17,012   $     (553,194)  $ (103,514)  $ (100,293)
                                                      ===============   ==============   ==========   ==========
 Net income (loss) per weighted average
    limited partnership unit                          $          0.04   $        (1.39)  $    (0.26)  $    (0.24)
                                                      ===============   ==============   ===========  ==========


                                                                     Quarters Ended in 2003
                                                                     -----------------------
                                                          March 31,       June 30,     September 30,  December 31,
                                                          ---------       --------     -------------  -----------

 Revenue                                              $       131,886   $      137,381   $  224,988   $  106,059
                                                      ===============   ==============   ==========   ==========
 Net income (loss) allocable to limited partners      $       (37,925)  $       (7,934)  $   56,561   $  (29,295)
                                                      ================  ==============   ==========   ==========
 Net income (loss) per weighted average
    limited partnership unit                          $         (0.10)  $        (0.02)  $     0.14   $    (0.07)
                                                      ================  ===============  ==========   ==========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2004, we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9a. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

     Our General Partner, ICON Capital Corp., a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 100 Fifth Avenue, 10th Floor, New York, New York 10011, and the telephone number is (212) 418-4700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

   Our officers and directors are:

Beaufort J.B. Clarke       Chairman, Chief Executive Officer and Director

Paul B. Weiss              President and Director

Thomas W. Martin           Executive Vice President, Chief Financial Officer and
                             Director

Michael A. Reisner         Senior Vice President and General Counsel

Sean E. Hoel               Senior Vice President

     Beaufort J. B. Clarke, 58, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, 44, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss received a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, 51, has been our Executive Vice President, Chief Financial Officer and Director (and Director, President and Chief Financial Officer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin received a B.S. degree from the University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

     Michael A. Reisner, Esq., 34, has been our Senior Vice President and General Counsel since January 2004. Mr. Reisner was our Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

     Sean E. Hoel, 35, has been our Senior Vice President since June 1999. Mr. Hoel is responsible for the acquisition of equipment subject to lease. Mr. Hoel has a Masters Degree in Finance from Seattle University, preceded by Law School at the University of Oslo, a B.A. in Finance at the University of Wyoming, as well as three years of military service as a naval officer.

     Code of Ethics

     The General Partner, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. The General Partner's address is 100 Fifth Avenue, 10th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. In accordance with the terms of the Management Agreement, we are required to pay the General Partner management fees based on a percentage of rentals received either directly by us or through its joint venture (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with our operations.

     No management fees or administrative expense reimbursements were made to the General Partner during the years ended December 31, 2004, 2003 and 2002 due to the General Partners voluntary decision to waive its right to such fees and expense reimbursements effective July 1, 2000.

     The General Partner also has a 1% interest in our profits and distributions. We paid no distributions to the General Partner for the years ended December 31, 2004, 2003 and 2002. Additionally, the General Partner's interest in our net (loss) income was $(7,475), $(188) and $6,624, respectively, for the years ended December 31, 2004, 2003 and 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) We are a limited partnership and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

     (b) As of March 18, 2005, directors and officers of the General Partner do not own any of our equity securities.

     (c) The General Partner owns our equity securities, as follows; a General Partner Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. The General Partner owns 100% of the General Partner Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 3 and 7 to our financial statements for a discussion of our related party activity and investments in joint ventures.

Item 14. Principal Accountant Fees and Services

     During the year ended December 31, 2004 and 2003 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                                          2004              2003
                                      -------------    -------------
     Audit fees                       $      16,000    $      13,500
     Audit related fees                           -                -
     Tax fees (for compliance)               11,600              600
                                      -------------    -------------

                                      $      27,600    $      14,100
                                      =============    =============

                                     PART IV

Item 15. Financial Statement Schedules and Exhibits

(a) 1. Financial Statements - See Part II, Item 8 hereof.

2. Financial Statement Schedule - None. Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated Financial Statements or Notes thereto.

3. Exhibits - :

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

(iv) On December 31, 2004, Jeremiah Silkowski, resigned from his position of Senior Vice President of ICON Capital Corp., the Company's general partner, so that he may pursue other opportunities (incorporated by reference to Current Report on Form 8-K, dated January 6, 2005).

     (b) 10.1 Sixth Amendment to the Loan and Security Agreement dated May 30, 2002 as amended.

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

     (c) Unconsolidated Joint Venture Financial Statements, See Part II, Item 8,
Note 3.

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
     Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ICON Cash Flow Partners, L.P., Series D
         by its General Partner, ICON Capital Corp.

         Date: April 15, 2005     /s/ Beaufort J.B. Clarke
                                  ---------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

 ICON Capital Corp.
 sole General Partner of the Registrant

 Date: April 15, 2005           /s/ Beaufort J.B. Clarke
                               -----------------------------------------------
                               Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director

 Date: April 15, 2005          /s/ Paul B. Weiss
                               -----------------------------------------------
                               Paul B. Weiss
                               President and Director

 Date: April 15, 2005           /s/ Thomas W. Martin
                               -----------------------------------------------
                               Thomas W. Martin
                               Executive Vice President and Director
                              (Principal Financial and Accounting Officer)

     Supplemental  Information  to be furnished  with reports filed  pursuant to
Section 15(d) of the Act by Registrant which has not registered securities pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

         Dated:  April 15, 2005

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership's ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

         Dated: April 15, 2005

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

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the General Partner of the Partnership in connection with the Annual Report of ICON Cash Flow Partners, L.P., Series D (the "Partnership") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

 Dated: April 15, 2005

/s/ Beaufort J.B. Clarke
------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series D

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the General Partner of the Partnership in connection with the Annual Report of ICON Cash Flow Partners, L.P., Series D (the "Partnership") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

 Dated: April 15, 2005

 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 General Partner of ICON Cash Flow Partners, L.P., Series D