Form 10-Q
period 2005-03-31
ICON CASH FLOW PARTNERS L P SERIES D
filed 2005-06-29
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended             March 31, 2005
                                          --------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________to_________________


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

                     ICON Cash Flow Partners, L.P., Series D
                                      Index


PART I - FINANCIAL INFORMATION



Item 1.  Consolidated Financial Statements                                      3-9

    Consolidated Balance Sheets at March 31, 2005 (Unaudited)
      and December 31, 2004                                                     3

    Consolidated Statements of Operations for the three months ended
      March 31, 2005 and 2004 (Unaudited)                                       4

    Consolidated Statement of Changes in Partners' Equity for the three
      months ended March 31, 2005 (Unaudited)                                   5

    Consolidated Statements of Cash Flows for the three months ended March
      31, 2005 and 2004 (Unaudited)                                             6

    Notes to Consolidated Financial Statements (Unaudited)                      7-9

Item 2.  General Partner's Discussion and Analysis of Financial Condition and
  Results of Operations                                                         10-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             16

Item 4.  Controls and Procedures                                                17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                      18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            18

Item 3.  Defaults Upon Senior Securities                                        18

Item 4.  Submission of Matters to a Vote of Security Holders                    18

Item 5.  Other Information                                                      18

Item 6.  Exhibits                                                               18

Signatures                                                                      19

Certifications                                                                  20-23


                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets

                                     ASSETS

                                                     (Unaudited)
                                                      March 31,     December 31,
                                                        2005            2004
                                                      ---------     -----------


 Cash and cash equivalents                         $     266,494    $   404,288
                                                   -------------    -----------

 Investments in finance leases:
    Minimum rents receivable                              85,763        106,762
    Unearned income                                       (2,688)        (4,677)
    Allowance for doubtful accounts                      (25,000)       (25,000)
                                                   ---------------  -----------

      Net investments in finance leases                   58,075         77,085
                                                   --------------   -----------


 Equipment held for sale                               1,010,202      1,010,202
 Investment in joint venture                               6,048          8,053
                                                   --------------   -----------

      Total assets                                 $   1,340,819    $ 1,499,628
                                                   =============    ===========


LIABILITIES AND PARTNERS' EQUITY


 Notes payable - recourse                          $   1,106,165    $ 1,209,575
 Security deposits, and other payables                    14,634         16,520
                                                   ---------------  -----------

    Total liabilities                                  1,120,799      1,226,095
                                                   ---------------  -----------

 Commitments and contigencies
 Partners' equity:
    General Partner                                     (342,396)      (341,861)
    Limited partners (399,118 units outstanding,
 $100 per unit original issue price)                     562,416        615,394
                                                   -------------    -----------

    Total partners' equity                               220,020        273,533
                                                   -------------    -----------

    Total liabilities and partners' equity         $   1,340,819    $ 1,499,628
                                                   ==============   ===========

See accompanying notes to consolidated financial statements.

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)


                                                         2005         2004
                                                         ----         -----

Revenue:
    Rental income                                  $       -     $     62,815
    Finance income                                       1,989         49,628
    Loss from investment in joint venture               (2,005)        (5,081)
    Net loss on sales of equipment                         -          (4,762)
    Interest and other income                            3,605            -
                                                   -----------   ------------

      Total revenue                                      3,589        102,600
                                                   -----------   ------------

 Expenses:
    Interest                                            31,373         53,081
    General and administrative                          25,729         32,335
                                                   -----------   ------------

      Total expenses                                    57,102         85,416
                                                   -----------   ------------

 Net (loss) income                                 $   (53,513)  $     17,184
                                                   ===========   ============

 Net (loss) income allocable to:
    Limited partners                               $   (52,978)  $     17,012
    General Partner                                       (535)           172
                                                   -----------   ------------

                                                   $   (53,513)  $     17,184
                                                   ===========   ============

 Weighted average number of limited partnership
  units outstanding                                    399,118        399,118
                                                   ===========   ============

 Net (loss) income per weighted average limited
  partnership unit                                 $     (0.13)  $       0.04
                                                   ===========   ============


See accompanying notes to consolidated financial statements.

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                        Three Months Ended March 31, 2005
                                   (Unaudited)


                                                                  Total
                                   Limited        General        Partners'
                                   Partners       Partners        Equity
                                   --------       --------        ------

    Balance, January 1, 2005    $   615,394   $   (341,861)    $  273,533

    Net Loss                        (52,978)          (535)       (53,513)
                                ------------  -------------    ----------

    Balance at March 31, 2005   $   562,416   $   (342,396)    $  220,020
                                ============  =============    ==========




See accompanying notes to consolidated financial statements.

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)




 Increase (decrease) in cash and cash equivalents                             2005         2004
                                                                              ----         ----

 Cash flows from operating activities
    Net (loss) income                                                     $  (53,513)   $  17,184
    Adjustments to reconcile net (loss) income to net cash (used in)
      provided by operating activities:
        Rental income paid directly to lenders by lessees                         -       (60,000)
        Finance income                                                        (1,989)     (49,628)
        Interest expense on recourse financing paid directly
           to lenders by lessees                                                  -        53,081
        Net loss on sales of equipment                                            -         4,762
        Loss from investment in joint venture                                  2,005        5,081
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                    20,999      582,228
        Security deposits and other payables                                  (1,886)        (861)
                                                                          ----------    ----------

 Net cash (used in) provided by operating activities                         (34,384)     551,847
                                                                          ----------    ---------

 Cash flows used in financing activities:
    Principal payments on notes payable - recourse                          (103,410)    (554,228)
                                                                          ----------    ----------

 Net decrease in cash and cash equivalents                                  (137,794)      (2,381)
 Cash and cash equivalents, beginning of the period                          404,288       44,342
                                                                          ----------    ---------

Cash and cash equivalents, end of the period                              $   266,494   $  41,961
                                                                          ==========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                              $   21,233    $  53,081
                                                                          ==========    =========

 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest on notes payable - recourse paid
      directly to lenders by lessees                                      $     -       $ (60,000)
                                                                          ==========    =========
 Rental income from operating lease paid directly to
    lender by lessee                                                      $     -       $  60,000
                                                                          ==========    =========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(1)    Basis of Presentation

     The accompanying consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the
Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

     Certain  reclassifications have been made to the accompanying  consolidated
financial   statements   for  the  prior   period  to  conform  to  the  current
presentation.

(2)    Organization

     The Partnership was formed on February 21, 1991 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases. The Partnership is currently in the process of selling its remaining assets in the ordinary course of business, a time frame called the disposition period.

     The  Partnership's   reinvestment   period  ended  June  5,  1997  and  the
Partnership   commenced  its  disposition   period  at  that  time.  During  the
disposition period, the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

                     ICON Cash Flow Partners, L.P., Series D
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(2)    Organization - continued

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

(3)    Joint Venture

     The Partnership and its affiliates, entities managed and controlled by the General Partner, formed one joint venture, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

     ICON Receivables 1997-A LLC

     The Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six"), and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. At March 31, 2005, the Partnership, Series E, L.P. Six and L.P. Seven own 17.81%, 31.19%, 31.03% and 19.97% interests, respectively, in 1997-A. The General Partner is in the process of liquidating 1997-A.

     Information as to the unaudited results of operations of 1997-A for the three months ended March 31, 2005 and 2004 is summarized below:

                                                       Three Months Ended
                                                          March 31,
                                                    2005               2004
                                              --------------      --------------
         Net loss                             $     (11,256)      $     (28,530)
                                              =============       =============
         Partnership's share of net loss      $      (2,005)      $      (5,081)
                                              ==============      =============


(4)    Recent Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Partnership does not expect the adoption of SFAS 154 to have an impact on its consolidated financial position or results of operations.

                     ICON Cash Flow Partners, L.P., Series D
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(4)    Recent Accounting Pronouncements - continued

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Cash Flow Partners, L.P., Series D and its consolidated subsidiary.

     Forward-Looking Information - Certain statements within this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

     Business Overview

     We are an equipment leasing business formed on February 21, 1991, which began active operations on August 23, 1991. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We invested most of the net proceeds from our offering in items of equipment subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash was not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." After the "reinvestment period," we began selling our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but we will not incur any additional fees to the General Partner in connection with such reinvestments. Since June 5, 1997 we have been in our disposition period, wherein we are seeking to sell our assets in the ordinary course of business.

     Our current equipment portfolio, which we own directly, consists primarily of the following:

     Air Transportation Industry:

     We have a 100% interest in a de Havilland DHC-8-102 aircraft (the "Aircraft") which had been subject to a lease with US Airways, Inc. ("US Airways"). The lease expired during October 2004. The Aircraft is held as collateral against a recourse note payable. At March 31, 2005, the balance of the note payable is $1,106,165.

     US Airways realized that one of our Aircraft's engines was mistakenly returned to Bombardier on a Bombardier DH-8 aircraft. Due to the costs and logistics involved with having the engine returned from Bombardier, US Airways agreed to exchange one of its own engines for our engine that was mistakenly returned to Bombardier. We have agreed to this exchange.

     In early March 2005, it appeared that the exchange for the missing engine at December 31, 2004, could be finalized. However, on March 4, 2005, the replacement engine we received from Bombardier failed a maintenance test performed in compliance with the Federal Aviation Administration's Short Term Storage Program. US Airways has proposed and we accepted another replacement engine. The exchange resumed and this engine will be provided to us. Once documented, an Order will be submitted to the United States Bankruptcy judge requesting approval of the exchange of the engines. Upon approval, we will recover our aircraft.

     The General Partner is currently reviewing our options with respect to the Aircraft. These options include finding another party to lease the Aircraft or selling the Aircraft to a third party. The General Partner believes that the current net book value of the Aircraft, at March 31, 2005, including the anticipated maintenance upgrade required to continue its air worthiness, is less than the amount anticipated in a sale or re-lease.

     Restaurant and Brewing Equipment

     We have a 100% interest in restaurant and brewing equipment that is subject to a lease with Charlie and Jake's Bar-B-Q, Inc. The lease requires monthly payments of $7,000. The lease expires during January 2006, at which time title in the equipment will pass to Charlie and Jake's Bar-B-Q. The equipment was purchased for $274,771, and there is no related debt at March 31, 2005.

     Substantially all of our recurring operating revenues are generated from the operations of the Charlie and Jake's Bar-B-Q lease. At March 31, 2005, Charlie & Jake's is two months in arrears on their monthly lease payments. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing or disposition costs and equipment management costs. Any residual operating cash flows are considered available for distribution to our partners.

     Economic and Industry Factors

     Our results of operations continue to be impacted by a number of factors influencing the United States of America's economy, as well as, the equipment leasing industry some of which are discussed below.

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

     Our General Partner has an Investment Committee that approves each new equipment acquisition. As part of the committee's process, it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed for potential impairments in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our portfolio are periodically reviewed, at least annually, by management, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management uses qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally, in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less estimated salvage value. The estimated salvage value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by management, to determine whether an impairment charge may be required. Management uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     New Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Results of Operations for the three months ended March 31, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     Since June 5, 1997, we have been in our disposition period and are in the process of selling our assets in the ordinary course of business. At March 31, 2005, we have few remaining assets. As such, rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt. Currently we are paying the interest expense relating to the U.S. Airways aircraft which is off-lease at March 31, 2005. Since we are in the process of selling our remaining assets, we will be recording gains and losses on the sales of equipment.

     Revenues for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                              2005         2004         Change
                                              ----         ----         ------

 Total revenue                            $     3,589   $ 102,600    $  (99,011)
                                          -----------   ---------    -----------

 Rental income                                   -         62,815       (62,815)
 Finance income                                 1,989      49,628       (47,639)
 Loss from investments in joint ventures       (2,005)     (5,081)        3,076
 Net loss on sales of equipment                    -       (4,762)        4,762
 Interest and other income                      3,605          -          3,605


     Total revenue for the 2005 Quarter decreased by $99,011 or 96.5% as compared to the 2004 Quarter. As discussed above, we are in our disposition period and have few remaining assets. The decrease in both rental income and finance income is a result of the US Airways bankruptcy in September 2004 and the expiration of the Federal Express lease in June 2004, respectively.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                      Three Months Ended March 31,
                                     -----------------------------
                                    2005        2004          Change
                                    ----        ----          ------

 Total expenses                $   57,102   $   85,416    $  (28,314)
                               ----------   ----------    -----------

 Interest                          31,373       53,081       (21,708)
 General and administrative        25,729       32,335        (6,606)


     Total expenses for the 2005 Quarter decreased by $28,314 or 33.1% as compared to 2004 Quarter. As discussed above, we are in our disposition period and have few remaining leases. Because of this, our expenses have been reduced substantially. The decrease in interest expense is related to the decrease in the principal balance of the remaining recourse debt.

     Net Loss

     As a result of the foregoing factors, net (loss) income in the 2005 Quarter and the 2004 Quarter were ($53,513) and $17,184, respectively. The net loss per weighted average number of limited partnership units outstanding was ($.13) and $.04, for the 2005 and 2004 Quarter respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available and from the cash being generated from our lease, we have sufficient cash to continue our limited operations through our liquidation period, which we believe should end in another six to twelve months. Net cash used by operating activities was approximately $34,000 for 2005 Quarter as compared to cash provided by operating activities of approximately $552,000 for the 2004 Quarter.

     Our cash flow from operating activities may be less than our current level of expenses. To the extent our cash flow is insufficient to pay such expenses, we may be required to sell assets prior to maturity or borrow against future cash flows. Our primary source of cash outflow is for the repayment of our recourse debt.

     Financings and Recourse Borrowings

     At March 31, 2005, we are party to recourse debt that expires during December 2006 with monthly principal and interest payments of $45,244 and accrues interest at 11.0% per year. We are currently making the required monthly payments. At March 31, 2005, the remaining balance was $1,106,165.

     Distributions

     Our reinvestment period ended June 5, 1997, and the disposition period commenced. During the disposition period, we will distribute substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of our operations and affairs. We have not and will not invest in any additional finance or equipment lease transactions during the disposition period. As a result of our entering into the disposition period, future distributions are expected to fluctuate depending on the amount of asset sales and re-lease proceeds generated during the period.

     We do not, in the normal course of business, pay dividends. We paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was June 5, 1997. For the three months ended March 31, 2005 and 2004, we did not make any distributions to our limited partners or the general partner.

     Commitments

     At March 31, 2005, we have a commitment regarding one note payable which expires during December 2006 with a balloon payment of approximately $297,000. This note payable accrues interest at 11.0% per annum. The Partnership is currently making the monthly debt service payments required under the note. At March 31, 2005, the outstanding principal balance of the note payable was $1,106,165.

     Risks and Uncertainties

     At March 31, 2005, except as noted above in the Business Overview section and listed below in the Risk Factors section we believe there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant at this time to both our financial position and our results of operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

     While evaluating our disclosure controls and procedures we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, the Company hired a new senior vice president of accounting and the Company is in the process of seeking additional accounting staff in order to better effectuate the Company's internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of the Company's disclosure controls and procedures.

     In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of the Company's financial reporting and disclosure included in this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits, and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.


Item 3.  Default Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the first quarter 2005.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits

     31.1 Certification of Chairman and Chief Executive Officer.

     31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ICON Cash Flow Partners, L.P., Series D (Registrant) By its General Partner, ICON Capital Corp.

Date: June 28, 2005              /s/ Beaufort J.B. Clarke
                                 -----------------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


ICON Capital Corp.
General Partner of the Registrant

Date: June 28, 2005              /s/ Beaufort J.B. Clarke
                                 -----------------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director



Date: June 28, 2005              /s/ Thomas W. Martin
                                 -----------------------------------------------
                                 Thomas W. Martin
                                 Executive Vice President and Director
                                 (Principal Financial and Accounting Officer)

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

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  June 28, 2005

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

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: June 28, 2005

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Series D

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner, in connection with the Quarterly Report of ICON Cash Flow Partners L.P. Series D (the "Partnership") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: June 28, 2005

/s/ Beaufort J.B. Clarke
 ------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Series D

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.1 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.1 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.1 in such filing.

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner, in connection with the Quarterly Report of ICON Cash Flow Partners L.P. Series D (the "Partnership") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


(1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated:  June 28, 2005

/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Series D

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.2 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.2 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.2 in such filing.