Form 10-Q
period 2005-06-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 2005-08-15
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                      June 30, 2005
                       ---------------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from ____________________________to___________________________


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


PART I - FINANCIAL INFORMATION



     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2005 (Unaudited)
           and December 31, 2004                                                                   3

         Condensed Consolidated Statements of Operations for the three and six
           months ended June 30, 2005 and 2004 (Unaudited)                                         4

         Condensed Consolidated Statement of Changes in Partners' Equity for the
           six months ended June 30, 2005 (Unaudited)                                              5

         Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 2005 and 2004 (Unaudited)                                                6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                        7-9

     Item 2.  General Partner's Discussion and Analysis of Financial Condition and
       Results of Operations                                                                   10-17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          17

     Item 4.  Controls and Procedures                                                             18

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                  19

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                         19

     Item 3.  Defaults Upon Senior Securities                                                    19

     Item 4.  Submission of Matters to a Vote of Security Holders                                19

     Item 5.  Other Information                                                                  19

     Item 6.  Exhibits                                                                           19

         Signatures                                                                              20

         Certifications                                                                       21-24


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                   (Unaudited)
                                                    June 30,        December 31,
                                                      2005             2004
                                                      ----             ----

 Cash and cash equivalents                         $    147,583     $    404,288
                                                   ------------     ------------

 Investments in finance leases:
 Minimum rents receivable                                58,763          106,762
    Unearned income                                      (1,226)         (4,677)
    Allowance for doubtful accounts                     (25,000)        (25,000)
                                                   ------------     ------------

      Net investments in finance leases                  32,537           77,085
                                                   ------------     ------------


 Equipment held for sale, net                         1,010,202        1,010,202
 Investment in joint venture                                 -             8,053
                                                   ------------     ------------

      Total assets                                 $  1,190,322     $  1,499,628
                                                   ============     ============

                        LIABILITIES AND PARTNERS' EQUITY


 Notes payable - recourse                         $   1,035,633    $   1,209,575
 Security deposits, and other payables                   19,262           16,520
                                                  -------------    -------------

    Total liabilities                                 1,054,895        1,226,095
                                                  -------------    -------------

 Commitments and contingencies

 Partners' equity:
 General Partner                                       (343,242)       (341,861)
    Limited Partners (399,118 units outstanding,
      $100 per unit original issue price)               478,669         615,394
                                                   ------------     ------------

    Total partners' equity                              135,427         273,533
                                                   ------------     ------------

    Total liabilities and partners' equity        $   1,190,322     $ 1,499,628
                                                  =============     ============

See accompanying notes to condensed consolidated financial statements.

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                2005                   2004          2005            2004
                                                ----                   ----          ----            ----
 Revenue:
    Rental income                       $          -          $        40,000   $       -        $    100,000
    Finance income                                  1,462              50,249         3,451            99,877
   (Loss) income from
       investment in joint venture                 (6,049)             11,747        (8,054)            6,666
    Net loss on sales of equipment                 -                     -             -              (4,762)
    Interest and other income                      -                   17,801         3,605            20,616
                                        -----------------     ---------------   -------------    -------------

      Total revenue                                (4,587)            119,797          (998)          222,397
                                        -----------------     ---------------   -------------    -------------

Expenses:
    Depreciation                                   -                   40,000          -               40,000
    Interest                                       28,477              71,473        59,850           124,554
    General and administrative                     51,529              70,731        77,258           103,065
    Provision for bad debts                        -                  496,375          -              496,375
                                        -----------------    ----------------   -------------     -------------

      Total expenses                               80,006             678,579       137,108           763,994
                                        -----------------    ----------------   -------------     --------------

 Net loss                               $         (84,593)    $      (558,782)  $  (138,106)      $  (541,597)
                                        =================     ===============   =============     =============

 Net loss allocable to:
    Limited Partners                    $         (83,747)    $      (553,194)  $  (136,725)      $  (536,181)
    General Partner                                  (846)             (5,588)       (1,381)           (5,416)
                                        -----------------     ---------------   ------------      ---------------

                                        $         (84,593)    $      (558,782)  $  (138,106)      $   (541,597)
                                        =================     ===============   ============      ============

 Weighted average number of limited
   partnership units outstanding                  399,118             399,118        399,118           399,118
                                        =================     ===============   ============     =============

 Net loss per weighted average
    limited partnership unit            $           (0.21)    $         (1.39)  $     (0.34)      $     (1.34)
                                        =================     ===============   ============      ============



See accompanying notes to condensed consolidated financial statements.

                    ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                         Six Months Ended June 30, 2005


                                                                  Total
                               Limited           General         Partners'
                               Partners         Partners          Equity
                               --------         --------          ------

Balance, January 1, 2005     $    615,394    $   (341,861)   $        273,533

Net Loss                         (136,725)         (1,381)           (138,106)
                             -------------   -------------   -----------------

Balance at June 30, 2005     $    478,669    $   (343,242)   $        135,427
                             ============    =============   ================

See accompanying notes to condensed consolidated financial statements.

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


          Increase (decrease) in cash and cash equivalents                 2005               2004
                                                                           ----               ----

 Cash flows from operating activities:
    Net loss                                                   $            (138,106)   $    (541,597)
    Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
        Rental income paid directly to lenders by lessees                         -          (100,000)
        Finance income                                                        (3,451)         (99,878)
        Interest expense on recourse financing paid directly
          to lenders by lessees                                                   -            91,880
        Depreciation                                                              -            40,000
        Provision for doubtful accounts                                           -           496,375
   Net loss on sales of equipment                                                 -             4,762
        Loss (income) from investment in joint venture                         8,054           (6,666)
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                    47,999          646,519
        Due to affiliates                                                         -            (3,996)
        Security deposits and other payables                                   2,741             (863)
                                                                --------------------    -------------

 Net cash (used in) provided by operating activities                         (82,763)         526,536
                                                                --------------------    -------------

 Cash flows used in financing activities:
    Principal payments on notes payable - recourse                          (173,942)        (550,675)
                                                                --------------------    -------------

 Net decrease in cash and cash equivalents                                  (256,705)         (24,139)
 Cash and cash equivalents, beginning of the period                          404,288           44,342
                                                                --------------------    -------------

 Cash and cash equivalents, end of the period                   $            147,583    $      20,203
                                                                ====================    =============


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                    $             41,191    $    124,554
                                                                ====================    ============

 Supplemental disclosure of non-cash investing and financing activities:

 Principal and interest on notes payable - recourse paid
    directly to lenders by lessees                              $                -      $    100,000
                                                                ====================    =============


See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(1)    Basis of Presentation

     The accompanying condensed consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the prior period to conform to the current presentation.

(2)    Organization

     The Partnership was formed on February 21, 1991 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases. The Partnership is currently in the process of selling its remaining assets in the ordinary course of business, a time frame called the disposition period. The Partnership will continue until December 31, 2010, unless terminated sooner.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

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

(3)    Recent Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(4)    Equipment Held for Sale

     The Partnership's sole remaining equipment is a de Havilland DHC-8-102 aircraft (the "Aircraft") which was on lease to US Airways, Inc. ("US Airways") through October 2004. On September 12, 2004, US Airways filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and indicated, during October 2004, they would seek to reject the lease at September 30, 2004 and not pay the final rental payment due. US Airways has made all required payments under the terms of the operating lease through September 30, 2004. The Aircraft is held as collateral against a recourse note payable with Transamerica Aviation LLC.

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

     Management is currently reviewing our options with respect to the Aircraft. These options include finding another party to lease the Aircraft or selling the Aircraft to a third party. Management believes that the current net book value of the Aircraft, at June 30, 2005, including the anticipated maintenance upgrade required to continue its air worthiness, is less than the amount anticipated in a sale or re-lease.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(5)    Liquidity

     The Partnership believes that with the cash currently available and the cash being generated from our lease, there is sufficient cash to continue our limited operations through our liquidation period, which the Partnership believes should end in another six to twelve months.

     The Partnership's cash flow from operating activities may be less than the current level of expenses. To the extent the Partnership's cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow funds from the General Partner against future cash flows.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Cash Flow Partners, L.P., Series D and its consolidated subsidiary.

     Forward-Looking Information - Certain statements within this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in petroleum and fuel prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for leased equipment; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

     Business Overview

     We are an equipment leasing business formed on February 21, 1991, which began active operations on August 23, 1991. We primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipated that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

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

     Our current equipment portfolio, which we own directly, consists primarily of the following:

     Air Transportation Industry

     We have a 100% interest in a de Havilland DHC-8-102 aircraft (the "Aircraft") which had been subject to a lease with US Airways, Inc. ("US Airways"). The operating lease with US Airways expired during October 2004. US Airways made all required payments under the terms of the operating lease through September 30, 2004. We have been making debt service payments to Transamerica Aviation, LLC during the time the aircraft has been off lease to reduce the balloon payment when it comes due. The Aircraft is held as collateral against a recourse note payable. At June 30, 2005, the balance of the note payable is $1,035,633.

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

     The General Partner is currently reviewing our options with respect to the Aircraft. These options include finding another party to lease the Aircraft or selling the Aircraft to a third party. The General Partner believes that the current net book value of the Aircraft, at June 30, 2005, including the anticipated maintenance upgrade required to continue its air worthiness, is less than the amount anticipated in a sale or re-lease.

     Restaurant and Brewing Equipment

     We have a 100% interest in restaurant and brewing equipment that is subject to a lease with Charlie and Jake's Bar-B-Q, Inc. The lease requires monthly payments of $7,000. The lease expires during January 2006, at which time title in the equipment will pass to Charlie and Jake's Bar-B-Q. The equipment was purchased for $274,771, and there is no related debt at June 30, 2005.

     Substantially all of our recurring operating revenues are generated from the operations of the Charlie and Jake's Bar-B-Q lease. At June 30, 2005, Charlie & Jake's was one month in arrears on their monthly lease payments. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing or disposition costs and equipment management costs. Any residual operating cash flows are considered available for distribution to our partners.

     Economic and Industry Factors

     Our results of operations continue to be impacted by a number of factors influencing the United States of America's economy, as well as, the equipment leasing industry some of which are discussed below.

     United States Economy and the Leasing Industry

     The economy of the United States of America has been experiencing continued growth during 2005, although not at the pace experienced during 2004. We anticipate that capital spending by corporations will continue to increase as well, which should increase available leases, and to that end, we believe there will be more opportunities in this market. We believe the leasing industry's outlook for the foreseeable future is encouraging. However, a key obstacle for the equipment leasing and finance industry has been the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. We are optimistic that the recent pattern of federal funds rate increases will continue over time, causing more lessees to return to the marketplace. In June 2005, the Securities and Exchange Commission (the "SEC") issued a study entitled "Report and Recommendations Pursuant to
Section 401(c) of the Sarbanes-Oxley Act of 2002 On Arrangements with Off-Balance Sheet Implications, Special Purpose Entities, and Transparency of Filings by Issuers" (the "Study"). In the Study, the SEC recommends that lease accounting procedures be re-evaluated. Suggested changes under the Study, and the continued misperception, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative, may serve to adversely affect our industry by deterring potential lessees from entering the marketplace.

     Domestic Air Transportation Industry

     The domestic air transportation industry has seen an increase in passenger travel during 2004 and into 2005. However, profitability varies widely among different carriers in the aviation industry. As a result of domestic carriers filing for bankruptcy protection, low-cost and foreign carriers are increasing their market share and profits. Yet, even as the industry adapts to meet new standards in cost-efficiency, factors beyond our control may adversely affect the financial situation of third parties to whom we lease aircraft. Crude oil is a major component of jet fuel and a sustained period of crude oil prices at current high levels or a subsequent increase in crude oil prices represents a risk, both due to the potential negative impact on worldwide economic growth as well as airline profitability as a result of higher jet fuel prices.

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

     Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of their process they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

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

     New Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

     Results of Operations for the Three Months ended June 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     Since June 5, 1997, we have been in our disposition period and are in the process of selling our assets in the ordinary course of business. At June 30, 2005, we have few remaining assets. As such, rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt. Currently we are paying the interest expense relating to the U.S. Airways aircraft which is off-lease at June 30, 2005. Since we are in the process of selling our remaining assets, we will be recording gains and losses on the sales of equipment.

     Revenues for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                  Three Months Ended June 30
                                                  --------------------------
                                                   2005                  2004                    Change
                                                   ----                  ----                    ------
Total revenue                               $           (4,587)   $            119,797    $        (124,384)
                                            ===================   ====================    ==================

Rental income                                                -                  40,000              (40,000)
Finance income                                           1,462                  50,249              (48,787)
Loss from investments in joint ventures                 (6,049)                 11,747              (17,796)
Interest and other income                                    -                  17,801              (17,801)

     Total revenue for the 2005 Quarter decreased by $124,384 or 104% as compared to the 2004 Quarter. We are in our disposition period and have few remaining assets. The decrease in both rental income and finance income is a result of the US Airways bankruptcy in September 2004 and the expiration of the Federal Express Corporation aircraft lease in June 2004, respectively. Our sole remaining lease is a finance lease and generates little revenue.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                              Three Months Ended June 30
                              --------------------------
                                 2005              2004              Change
                                 ----              ----              ------
Total expenses               $     80,006     $      678,579     $    (598,573)
                             ============     ==============     =============

Depreciation                            -             40,000           (40,000)
Interest                           28,477             71,473           (42,996)
General and administrative         51,529             70,731           (19,202)
Provision for Bad Debt                  -            496,375          (496,375)



     Total expenses for the 2005 Quarter decreased by $598,573 or 88.2% as compared to 2004 Quarter. We are in our disposition period and have one remaining lease. Because of this, our expenses have been reduced substantially from the 2004 Quarter. The decrease in interest expense is related to the decrease in the principal balance of the remaining recourse debt.

     Net Loss

     As a result of the foregoing factors, the net loss in the 2005 Quarter and the 2004 Quarter were $84,593 and $558,782, respectively. The net loss per weighted average number of limited partnership units outstanding was $0.21 and $1.39, for the 2005 and 2004 Quarter respectively.

     Results of Operations for the Six Months Ended June 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

     Revenues for the 2005 Period and the 2004 Period are summarized as follows:

                                                  Six Months Ended June 30
                                                   ------------------------
                                                   2005                 2004                Change
                                                   ----                 ----                ------

Total revenue                               $             (998)   $       222,397    $      (223,395)
                                            ===================   ===============    ================


Rental income                                                -            100,000           (100,000)
Finance income                                           3,451             99,877            (96,426)
Loss from investments in joint ventures                 (8,054)             6,666            (14,720)
Net loss on sales of equipment                               -             (4,762)             4,762
Interest and other income                                3,605             20,616            (17,011)


     Total revenue for the 2005 Period decreased by $223,395 or 100% as compared to the 2004 Period. We are in our disposition period and have few remaining assets. The decrease in both rental income and finance income is a result of the US Airways bankruptcy in September 2004 and the expiration of the Federal Express Corporation aircraft lease in June 2004, respectively. Our sole remaining lease is a finance lease and generates little revenue.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:

                                           Six Months Ended June 30
                                          2005                2004             Change
                                          ----                ----             ------


Total expenses                      $         137,108     $    763,994     $       (626,886)
                                    =================     ============     =================

Depreciation                                        -           40,000              (40,000)
Interest                                       59,850          124,554              (64,704)
General and administrative                     77,258          103,065              (25,807)
Provision for Bad Debt                              -          496,375             (496,375)


     Total expenses for the 2005 Period decreased by $626,886 or 82% as compared to the 2004 Period. We are in our disposition period and have one remaining lease. Because of this, our expenses have been reduced substantially. The decrease in interest expense is related to the decrease in the principal balance of the remaining recourse debt.

     Net Loss

     As a result of the foregoing factors, the net loss in the 2005 Period and the 2004 Period was $138,106 and $541,597 respectively. The net loss per weighted average number of limited partnership units outstanding was $0.34 and $1.34 for the 2005 Period and the 2004 Period, respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available and from the cash being generated from our lease, we have sufficient cash to continue our limited operations through our liquidation period, which we believe should end in another six to twelve months. Net cash used by operating activities was approximately $82,800 for the 2005 Quarter. Our primary use of cash during the 2005 Period was for the repayment of our recourse debt.

     Our cash flow from operating activities may be less than our current level of expenses. To the extent our cash flow is insufficient to pay such expenses, we may be required to sell assets prior to maturity or borrow funds from our General Partner against future cash flows.

     Financings and Recourse Borrowings

     At June 30, 2005, we are party to recourse debt that expires during December 2006 with monthly principal and interest payments of $45,244 and accrues interest at 11.0% per year. We are currently making the required monthly payments. At June 30, 2005, the remaining balance was $1,035,633.

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

     We paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was June 5, 1997. For the 2005 Period we did not make any distributions to our limited partners or the General Partner.

     Commitments

     At June 30, 2005, we have a commitment regarding one note payable which expires during December 2006 with a balloon payment of approximately $297,000. This note payable accrues interest at 11.0% per annum. The Partnership is currently making the monthly debt service payments required under the note. At June 30, 2005, the outstanding principal balance of the note payable was $1,035,633.

     Risks and Uncertainties

     At June 30, 2005, except as noted above in the Business Overview section and listed below in the Risk Factors section we believe there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

     While evaluating our disclosure controls and procedures we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, the General Partner hired a new senior vice president of accounting and is in the process of seeking additional accounting staff in order to better effectuate its internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of our disclosure controls and procedures.

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

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of the Partnership's financial reporting and disclosure included in this report.

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

     No matters were submitted to a vote of security holders during the second quarter 2005.

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

ICON Cash Flow Partners, L.P., Series D (Registrant) By its General Partner, ICON Capital Corp.


Date: August 15, 2005           /s/ Beaufort J.B. Clarke
                                Beaufort J.B. Clarke
                               Chairman, Chief Executive Officer and Director


Date: August 15, 2005           /s/ Thomas W. Martin
                                Thomas W. Martin
                                Executive Vice President and Director
                               (Principal Financial and Accounting Officer)

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

Dated:  August 15, 2005

/s/ Beaufort J.B. Clarke
Beaufort J. B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series D

Exhibit 31.2

Principal Financial and Accounting Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

Dated: August 15, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Series D

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

Dated:  August 15, 2005

 /s/ Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Series D

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

Dated:  August 15, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Series D

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