Form 10-Q
period 2005-09-30
ICON CASH FLOW PARTNERS L P SERIES D
filed 2005-11-17
CIK 874320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                  September 30, 2005
                       ---------------------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

                     ICON Cash Flow Partners, L.P., Series D
                                      Index


PART I - FINANCIAL INFORMATION



     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited)
           and December 31, 2004                                                              3

         Condensed Consolidated Statements of Operations for the three and nine
           months ended September 30, 2005 and 2004 (Unaudited)                               4

         Condensed Consolidated Statement of Changes in Partners' (Deficit)
           Equity for the nine months ended September 30, 2005 (Unaudited)                    5

         Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2005 and 2004 (Unaudited)                                      6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                   7-9

     Item 2.  General Partner's Discussion and Analysis of Financial Condition
                and Results of Operations                                                 10-15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     16

     Item 4.  Controls and Procedures                                                        16

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                              17

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    17

     Item 3.  Defaults Upon Senior Securities                                                17

     Item 4.  Submission of Matters to a Vote of Security Holders                            17

     Item 5.  Other Information                                                              17

     Item 6.  Exhibits                                                                       17

         Signatures                                                                          18

         Certifications                                                                   19-22


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                            (Unaudited)
                                            September 30,     December 31,
                                                2005              2004
                                                ----              ----

Cash and cash equivalents                   $    82,346     $      404,288
                                            -----------     --------------

 Investments in finance leases:
    Minimum rents receivable                         -             106,762
    Unearned income                                  -              (4,677)
    Allowance for doubtful accounts                  -             (25,000)
                                            -----------     --------------

      Net investments in finance leases              -              77,085
                                            -----------     --------------


 Equipment held for sale, net                   650,000          1,010,202
 Investment in joint venture                         -               8,053
                                            -----------     --------------

      Total assets                          $   732,346     $    1,499,628
                                            ===========     ==============


                   LIABILITIES AND PARTNERS' (DEFICIT) EQUITY


 Notes payable - recourse                                $   963,803     $    1,209,575
 Security deposits, and other payables                        25,930             16,520
                                                         -----------     --------------

Total liabilities                                            989,733          1,226,095

 Commitments and contingencies

 Partners' (deficit) equity:
    General Partner                                         (347,170)          (341,861)
    Limited Partners (399,118.33 units outstanding,
      $100 per unit original issue price)                     89,783            615,394
                                                         -----------     --------------

Total partners' (deficit) equity                            (257,387)           273,533
                                                         ------------    --------------

    Total liabilities and partners' (deficit) equity     $   732,346     $    1,499,628
                                                         ===========     ==============



See accompanying notes to condensed consolidated financial statements.

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended               Nine Months Ended
                                                      September 30,                  September 30,
                                                 2005              2004            2005        2004
                                                 ----              ----            ----        ----
 Revenue:
    Rental income                           $           -     $     60,000     $       -    $    160,000
    Finance income                                     921           3,531          4,372        103,408
    Gain on lease termination                       10,542              -          10,542             -
    Loss from investment in joint venture               -          (34,957)        (8,054)       (28,290)
    Net loss on sales of equipment                      -               -              -          (4,762)
    Interest and other income                           -               -           3,605         20,615
                                            --------------    ------------     ----------   ------------

      Total revenue                                 11,463          28,574         10,465        250,971
                                            --------------    ------------     ----------   ------------

 Expenses:
    Depreciation                                         -          60,000             -         100,000
    Interest                                        25,500          37,831         85,350        162,385
    General and administrative                      18,575          35,303         95,833        138,367
    Impairment loss                                360,202              -         360,202             -
    Provision for bad debts                             -               -              -         496,375
                                            --------------    ------------     ----------   ------------

      Total expenses                               404,277         133,134        541,385        897,127
                                            --------------    ------------     ----------   ------------

 Net loss                                   $     (392,814)   $   (104,560)    $ (530,920)  $   (646,156)
                                            ==============    ============     ==========   ============

 Net loss allocable to:
    Limited Partners                        $     (388,886)   $   (103,514)    $ (525,611)  $   (639,695)
    General Partner                                 (3,928)         (1,046)        (5,309)        (6,461)
                                            --------------    ------------     ----------   ------------

                                            $     (392,814)   $   (104,560)    $ (530,920)  $   (646,156)
                                            ==============    ============     ==========   ============

 Weighted average number of limited
    partnership units outstanding                  399,118         399,118        399,118        399,118
                                            ==============    ============     ==========   ============

 Net loss per weighted average
    limited partnership unit                $        (0.97)   $      (0.26)    $    (1.32)  $      (1.60)
                                            ==============    ============     ==========   ============


See accompanying notes to condensed consolidated financial statements.

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
    Condensed Consolidated Statement of Changes in Partners' (Deficit) Equity
                      Nine Months Ended September 30, 2005
                                   (Unaudited)

                                                                                      Total
                                     Units           Limited          General      Partners'
                                  Outstanding        Partners         Partners    (Deficit) Equity
                                  -----------        --------         --------     ---------------

 Balance, January 1, 2005         399,118.33       $     615,394   $   (341,861)  $    273,533

 Net Loss                                -              (525,611)        (5,309)      (530,920)
                                 ------------       ------------   ------------  --------------

 Balance, September 30, 2005      399,118.33        $     89,783   $   (347,170)  $   (257,387)
                                 ===========        ============   =============  =============


See accompanying notes to condensed consolidated financial statements.

                    ICON Cash Flow Partners, L. P., Series D
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)


 Increase (decrease) in cash and cash equivalents                           2005          2004
                                                                             ----         ----
 Cash flows from operating activities:
    Net loss                                                           $   (530,920)   $ (646,156)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
        Rental income paid directly to lenders by lessees                        -       (160,000)
        Finance income                                                       (4,372)     (103,048)
        Interest expense on recourse financing paid directly
        to lenders by lessees                                                    -        108,802
        Gain on lease termination                                           (10,542)           -
        Depreciation                                                             -        100,000
        Amortization of loan fee                                                 -         41,703
        Impairment loss                                                     360,202            -
        Provision for bad debts                                                  -        496,375
        Net loss on sales of equipment                                           -          4,762
        Loss from investment in joint venture                                 8,054        28,290
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                   61,998       920,490
        Due to affiliates                                                        -         (3,895)
        Security deposits and other payables                                  9,410        (1,681)
                                                                       ------------    ----------

 Net cash (used in) provided by operating activities                       (106,170)      785,642
                                                                       -------------   ----------

 Cash flows from investing activities:
    Proceeds from sales of equipment                                         30,000            -
                                                                       ------------    ----------

 Cash flows used in financing activities:
    Repayments on notes payable - recourse                                 (245,772)     (572,637)
    Other payments - loan fee                                                    -        (54,228)
                                                                       ------------    -----------

 Net cash used in financing activities                                     (245,772)     (626,865)
                                                                       -------------   ----------

 Net (decrease) increase in cash and cash equivalents                      (321,942)      158,777
 Cash and cash equivalents, beginning of the period                         404,288        44,342
                                                                       ------------    ----------

 Cash and cash equivalents, end of the period                          $     82,346    $  203,119
                                                                       ============    ==========


 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                           $    59,850     $  124,554
                                                                       ===========     ==========

 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest on notes payable - recourse paid
      directly to lenders by lessees                                   $        -      $  208,664
                                                                       ===========     ==========


See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(1)    Basis of Presentation

     The accompanying condensed consolidated financial statements of ICON Cash Flow Partners, L.P., Series D (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings or loss of the joint venture.

(2)    Organization

     The Partnership was formed on February 21, 1991 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases. The Partnership is currently in the process of selling its remaining assets in the ordinary course of business, a time frame called the disposition period. The Partnership will continue until December 31, 2010, unless terminated sooner. The Partnership anticipates completing its liquidation within the next three to six months.

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

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2004 in order to conform to the current period presentation.

(3) Investment in finance lease

     During September 2005, the Partnership offered Charlie and Jake's Bar-B-Q, Inc. the opportunity to purchase the restaurant and brewing equipment they leased from the Partnership for $30,000. They accepted the Partnership's offer and the Partnership received their payment on September 21, 2005. The decision to make this offer to Charlie and Jake's Bar-B-Q, Inc. was based on several factors; the lease expires during January 2006, at which time title in the equipment will pass to Charlie and Jake's Bar-B-Q and they historically have been slow in making payments to the Partnership. The Partnership recorded a gain of approximately $10,000 from terminating this lease.

(4)    Equipment Held for Sale

     The Partnership's sole remaining equipment is a de Havilland DHC-8-102 aircraft (the "Aircraft") which was on lease to US Airways, Inc. ("US Airways") through October 2004. On September 12, 2004, US Airways filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and indicated, during October 2004, they would seek to reject the lease at September 30, 2004 and not pay the final rental payment due. US Airways had made all required payments under the terms of the operating lease through September 30, 2004. The Aircraft is held as collateral against a recourse note payable with Transamerica Aviation LLC.

     Following the filing of the Motion, US Airways realized that one of our Aircraft's engines was mistakenly returned to Bombardier on a Bombardier DH-8 aircraft. Bombardier accepted our engine from US Airways and the engine is currently located in Ontario, Canada. Due to the costs and logistics involved with having the engine returned from Bombardier, US Airways agreed to exchange one of its own engines for our engine that was mistakenly returned to Bombardier. We agreed to this exchange.

     In early March 2005, it appeared that the exchange could be finalized. However, on March 4, 2005, the replacement engine the Partnership received from Bombardier failed a maintenance test performed in compliance with the Federal Aviation Administration's Short Term Storage Program. To resolve this matter US Airways returned the Aircraft's original engine.

                     ICON Cash Flow Partners, L.P., Series D
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(4)    Equipment Held for Sale - continued

     On November 4, 2005, the owner trustee, under the direction of the Partnership, sold the Aircraft to Air Inuit, Ltd, an unaffiliated third party, for $650,000 in cash which was paid to Transamerica Aviation LLC which is the secured lender to the Partnership with respect to its acquisition of the Aircraft. After using the sales proceeds to repay Transamerica Aviation LLC, the Partnership will still have approximately $280,000 of recourse debt outstanding. The Partnership is currently negotiating the remaining outstanding debt balance with Transamerica Aviation LLC. At September 30, 2005, the Partnership reduced its carrying value of the Aircraft down to the purchase price and recorded an impairment loss on this aircraft of approximately $360,200.

     The General Partner determined that it was in the Partnership's best interest to sell the Aircraft at this time. The decision to sell the aircraft was based, in part, on the following factors: (1) the Partnership has no other assets and if not liquidated will incur additional expenses in connection with regulatory filings and (2) US Airways is providing insurance and maintenance on the Aircraft (including weekly engine starts) through mid November 2005 after which the cost of the insurance and maintenance would fall to the Partnership.

(5)    Liquidity

     Even with the cash the Partnership received from the sales of the restaurant and brewing equipment during October 2005 and from the de Havilland DHC-8-102 aircraft during November 2005, the Partnership may not have sufficient cash to continue its limited operations through the liquidation period which the Partnership believes should end in another three to six months. The Partnership is currently reviewing its options in this regard which includes, among other options, negotiating with the lender to reduce the approximately $283,000 of recourse debt and borrowing funds from the Partnership's General Partner.

     The Partnership's cash flow from operating activities may be less than the current level of expenses. To the extent the Partnership's cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow funds from the General Partner against future cash flows.

(6)    Recent Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

o    the financial condition of lessees; and

o    lessee defaults.

     Business Overview

     We are an equipment leasing business formed on February 21, 1991. We began active operations on August 23, 1991. We primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipated that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

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

     We currently have no remaining equipment leases and anticipate liquidating in the next three to six months.

     Portfolio Activity for Three Months Ended September 30, 2005

     Sale of Restaurant and Brewing Equipment

     During September 2005, we offered Charlie and Jake's Bar-B-Q, Inc. the opportunity to purchase the restaurant and brewing equipment for $30,000. They accepted our offer and we received their payment on September 21, 2005. The decision to make this offer to Charlie and Jake's Bar-B-Q, Inc. was based on several factors; the lease expires during January 2006, at which time title in the equipment will pass to Charlie and Jake's Bar-B-Q and they historically have been slow in making payments to us. We have recorded a gain of approximately $10,000 from terminating this lease.

     Sale of de Havilland DHC-8-102 Aircraft

     On November 4, 2005, the owner trustee, under our direction, sold the de Havilland DHC-8-102 aircraft (the "Aircraft") to Air Inuit, Ltd, an unaffiliated third party, for $650,000 in cash, which was paid to Transamerica Aviation LLC which is the secured lender with respect to our acquisition of the Aircraft. At September 30, 2005, we reduced our carrying value of the Aircraft down to the purchase price and recorded an impairment loss on this aircraft of approximately $360,200.

     The General Partner determined that it was in our best interest to sell the Aircraft at this time. The decision to sell the aircraft was based, in part, on the following factors: (1) we have no other assets and if we do not liquidate in the next three to six months will incur additional expenses in connection with regulatory filings and (2) US Airways is providing insurance and maintenance on the Aircraft (including weekly engine starts) through mid November 2005 after which the cost of the insurance and maintenance would fall to us.

     We currently have no recurring operating revenues. Our only monthly recurring expenditure is related to the debt service on our Aircraft.

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

     Asset Impairments

     The significant assets in our portfolio are periodically reviewed, at least annually, by the General Partner, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The General Partner uses independent qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less estimated salvage value. The estimated salvage value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by the General Partner, to determine whether an impairment charge may be required. The General Partner uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     New Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

     Results of Operations for the Three Months ended September 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     Since June 5, 1997, we have been in our disposition period and we sold our last remaining asset on November 4, 2005.

     Revenues for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                      Three Months Ended September 30,
                                             2005              2004          Change
                                             ----              ----          ------

Total revenue                          $     11,463   $      28,574     $      (17,111)
                                       ============   =============     ===============

Rental income                          $       -      $      60,000     $      (60,000)
Finance income                         $        921   $       3,531     $       (2,610)
Gain on lease termination              $     10,542   $        -        $       10,542
Loss from investment in joint venture  $       -      $     (34,957)    $       34,957


     Total revenue for the 2005 Quarter decreased by $17,111 or 59.9% as compared to the 2004 Quarter. We are in our disposition period and have one remaining asset. The decrease in both rental income and finance income is a result of the US Airways bankruptcy in September 2004 and the expiration of the Federal Express Corporation aircraft lease in June 2004, respectively. Our sole remaining lease, a finance lease, which was sold on September 21, 2005, generated very little revenue and was terminated at September 30, 2005, giving rise to the gain on lease termination.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                Three Months Ended September 30,
                                  2005                2004                 Change
                                  ----                ----                 ------


 Total expenses               $       404,277     $       133,134     $       271,143
                              ===============     ===============     ===============

 Depreciation                 $          -        $        60,000     $       (60,000)
 Interest                     $        25,500     $        37,831     $       (12,331)
 General and administrative   $        18,575     $        35,303     $       (16,728)
 Impairment loss              $       360,202     $          -        $       360,202


     Total expenses for the 2005 Quarter increased by $271,143 or 203.7 % as compared to 2004 Quarter. The increase is due solely to an impairment loss of $360,202 relating to our de Havilland DHC-8-102 aircraft which was sold on November 4, 2005.

     Net Loss

     As a result of the foregoing factors, the net loss in the 2005 Quarter and the 2004 Quarter were $392,814 and $104,560, respectively. The net loss per weighted average number of limited partnership units outstanding was $0.97 and $0.26, for the 2005 and 2004 Quarter respectively.

     Results of Operations for the Nine Months Ended September 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

     Revenues for the 2005 Period and the 2004 Period are summarized as follows:

                                          Nine Months Ended September 30,
                                           2005                   2004            Change
                                           ----                   ----            ------

 Total revenue                          $       10,465   $        250,971    $     (240,506)
                                        ==============   ================    ===============
Rental income                           $         -      $        160,000    $     (160,000)
Finance income                          $        4,372   $        103,408    $      (99,036)
 Gain on lease termination              $       10,542   $           -       $       10,542
 Loss from investment in joint venture  $       (8,054)  $        (28,290)   $       20,236
 Net loss on sales of equipment         $         -      $         (4,762)   $        4,762
 Interest and other income              $        3,605   $         20,615    $      (17,010)


     Total revenue for the 2005 Period decreased by $240,506 or 95.8% as compared to the 2004 Period. We are in our disposition period and have one remaining asset. The decrease in both rental income and finance income is a result of the US Airways bankruptcy in September 2004 and the expiration of the Federal Express Corporation aircraft lease in June 2004, respectively. Our sole remaining lease, a finance lease, generated very little revenue and was terminated at September 30, 2005, giving rise to the gain on lease termination.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:

                               Nine Months Ended September 30,
                                       2005         2004            Change
                                       ----         ----            ------

 Total expenses                   $  541,385   $   897,127       $ (355,742)
                                  ===========  ===========       ===========

 Depreciation                     $     -      $   100,000       $ (100,000)
 Interest                         $   85,350   $   162,385       $  (77,035)
 General and administrative       $   95,833   $   138,367       $  (42,534)
 Impairment loss                  $  360,202   $      -          $  360,202
 Provision for bad debts          $     -      $   496,375       $ (496,375)


     Total expenses for the 2005 Period decreased by $355,742 or 39.7% as compared to the 2004 Period. We are in our disposition period and have one remaining lease. The increase is due solely to an impairment loss of $360,202 relating to our de Havilland DHC-8-102 aircraft which was sold on November 4, 2005. The decrease in interest expense is related to the decrease in the principal balance of the remaining recourse debt.

     Net Loss

     As a result of the foregoing factors, the net loss in the 2005 Period and the 2004 Period was $530,920 and $646,156 respectively. The net loss per weighted average number of limited partnership units outstanding was $1.32 and $1.60 for the 2005 Period and the 2004 Period, respectively.

     Liquidity and Capital Resources

      Sources of Cash

     Even with the cash we received from the sales of the restaurant and brewing equipment during October 2005 and from the de Havilland DHC-8-102 aircraft during November 2005, we may not have sufficient cash to continue our limited operations through our liquidation period which we believe should end in another three to six months. We are currently reviewing our options in this regard which includes, among other options, negotiating with the lender to reduce the approximately $283,000 of recourse debt and borrowing funds from our General Partner.

     Our primary source of cash during the 2005 Period was from collecting payments from our finance lease of approximately $62,000 and from the sale of the equipment of $30,000. Our primary use of cash during the 2005 Period was for the repayment of our recourse debt and totaled approximately $245,800.

     On November 4, 2005, we sold our de Havilland DHC-8-102 aircraft for $650,000 in cash which was paid to Transamerica Aviation LLC which is the secured lender of the aircraft. The sales proceeds were used to repay a portion of our outstanding recourse debt.

     Financings and Recourse Borrowings

     At September 30, 2005, we are party to recourse debt that expires during December 2006 with monthly principal and interest payments of $45,244 and accrues interest at 11.0% per year. We are made the required monthly payments through July 2005. At September 30, 2005, the remaining balance was $963,803. On November 4, 2005, we used the proceeds from the sale of our de Havilland DHC-8-102 aircraft to repay a portion of the outstanding debt. We are currently in negotiations with the Lender regarding the remaining outstanding balance of the recourse debt.

     Distributions

     Our reinvestment period ended June 5, 1997, and the disposition period commenced. During the disposition period, we have distributed substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of our operations and affairs. We have not and will not invest in any additional finance or equipment lease transactions during the disposition period. As a result of our entering into the disposition period, future distributions are expected to fluctuate depending on the amount of asset sales and re-lease proceeds generated during the period.

     We paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was June 5, 1997. For the 2005 Period we did not make any distributions to our limited partners or the General Partner.

     Commitments

     At September 30, 2005, we have a commitment regarding one note payable which expires during December 2006 with a balloon payment of approximately $297,000. This note payable accrues interest at 11.0% per annum. The Partnership is currently making the monthly debt service payments required under the note. At September 30, 2005, the outstanding principal balance of the note payable was $963,803.

     Risks and Uncertainties

     At September 30, 2005, except as noted above in the Business Overview section and listed below in the Risk Factors section we believe there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

          No matters were submitted to a vote of security holders during the third quarter 2005.

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

ICON Cash Flow Partners, L.P., Series D (Registrant) By its General Partner, ICON Capital Corp.


Date: November 17, 2005         /s/ Beaufort J.B. Clarke
                                ------------------------
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director


Date: November 17, 2005         /s/ Thomas W. Martin
                                --------------------
                                Thomas W. Martin
                                Executive Vice President and Director
                               (Principal Financial and Accounting Officer)

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  November 17, 2005

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 17, 2005

/s/ Thomas W. Martin
Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners L.P. Series D

Exhibit 32.1


Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  November 17, 2005

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner of ICON Cash Flow Partners, L.P., Series D, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series D.

Dated:  November 17, 2005

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